Form 10-Q
period 2002-09-30
MUZAK HOLDINGS FINANCE CORP; MUZAK HOLDINGS LLC
filed 2002-11-14
CIK 1085319, 1085320

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _____________

                                   FORM 10-Q
                                  _____________


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002.

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
                                 (in thousands)
                                   (unaudited)

                                                                    September 30,     December 31,
                                                                        2002              2001
                                                                    -------------     ------------
                                   ASSETS

Current assets:
   Cash ..........................................................   $    1,599        $    2,583
   Accounts receivable, net of allowances of $1,719 and $1,943 ...       27,113            24,313
   Inventory .....................................................       11,238             9,402
   Prepaid expenses and other assets .............................        2,091             1,441
                                                                     ----------        ----------
       Total current assets ......................................       42,041            37,739
Property and equipment, net ......................................      110,721           118,019
Intangible assets, net ...........................................      275,737           292,546
Deferred charges and other assets, net ...........................       51,728            50,020
                                                                     ----------        ----------
       Total assets ..............................................   $  480,227        $  498,324
                                                                     ==========        ==========

                    LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
   Current maturities of long term debt ..........................   $    7,153        $    6,775
   Current maturities of other liabilities .......................        3,993             4,115
   Accounts payable ..............................................        6,545             5,192
   Accrued expenses ..............................................       19,545            21,278
   Advance billings ..............................................        1,382               870
                                                                     ----------        ----------
       Total current liabilities .................................       38,618            38,230
Long-term debt ...................................................      358,529           355,145
Related party notes ..............................................       10,000                --
Other liabilities ................................................        9,884            12,895
Commitments and contingencies
Manditorialy redeemable preferred units ..........................      104,683            92,266
Members' interest:
   Class A units .................................................      121,261           133,141
   Class B units .................................................          406             1,263
   Accumulated other comprehensive loss ..........................         (197)           (2,455)
   Accumulated deficit ...........................................     (162,957)         (132,161)
                                                                     ----------        ----------
       Total members' interest ...................................      (41,487)             (212)
                                                                     ----------        ----------
       Total liabilities and members' interest ...................   $  480,227        $  498,324
                                                                     ==========        ==========

The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)

                                                                Quarter Ended                 Nine Months Ended
                                                       ------------------------------   -----------------------------
                                                       September 30,    September 30,   September 30,   September 30,
                                                           2002             2001            2002             2001
                                                       -------------    -------------   -------------   -------------
Revenues:
     Music and other business services ...............     $  41,177        $  37,851       $ 121,123       $ 111,782
     Equipment and related services ..................        14,989           12,675          40,075          39,448
                                                           ---------        ---------       ---------       ---------
                                                              56,166           50,526         161,198         151,230
Cost of revenues:
     Music and other business services (excluding
       $11,196, $9,550, $32,932, and $27,406 of
       depreciation and amortization expense) ........         7,780            7,396          26,428          21,956
     Equipment and related services ..................        11,873           10,519          32,474          29,516
                                                           ---------        ---------       ---------       ---------
                                                              19,653           17,915          58,902          51,472
                                                           ---------        ---------       ---------       ---------
                                                              36,513           32,611         102,296          99,758

Selling, general and administrative expenses .........        17,931           16,402          53,853          51,557
Depreciation and amortization expense ................        17,567           19,287          52,825          56,078
                                                           ---------        ---------       ---------       ---------
         Income (loss) from operations ...............         1,015           (3,078)         (4,382)         (7,877)
Other  income (expense):
     Interest expense ................................        (8,865)          (9,236)        (27,505)        (29,728)
     Other, net ......................................            76              (99)            192            (201)
                                                           ---------        ---------       ---------       ---------
         Loss before income taxes ....................        (7,774)         (12,413)        (31,695)        (37,806)
Income tax provision (benefit) .......................          (308)             109            (899)           (500)
                                                           ---------        ---------       ---------       ---------
         Net loss ....................................     $  (7,466)       $ (12,522)      $ (30,796)      $ (37,306)
                                                           =========        =========       =========       =========

The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                              Quarter Ended                Nine Months Ended
                                                                      -----------------------------  -----------------------------
                                                                      September 30,   September 30,  September 30,   September 30,
                                                                          2002             2001          2002             2001
                                                                      -------------   -------------  -------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss ............................................................     $ (7,466)       $(12,522)      $(30,796)       $(37,306)
Adjustments to derive cash flow from continuing operating activities:
Loss (gain) on disposal of fixed assets .............................          (17)             10            (30)            119
Deferred income tax benefit .........................................         (308)           (142)          (899)           (751)
Depreciation and amortization .......................................       17,567          19,287         52,825          56,078
Amortization of senior discount notes ...............................        1,953           1,723          5,669           4,999
Amortization of deferred financing fees .............................          575             473          1,625           1,417
Amortization of deferred subscriber acquisition costs ...............        3,260           2,478          9,182           6,830
Deferred subscriber acquisition costs ...............................       (3,619)         (4,027)       (10,845)        (11,920)
Unearned installment income .........................................         (316)           (216)        (1,053)           (548)
Change in certain assets and liabilities, net of business
acquisitions
   Decrease (increase) in accounts receivable .......................       (3,760)            610         (2,799)         10,222
   Decrease (increase) in inventory .................................         (166)            806         (1,836)          1,026
   Decrease in accrued interest .....................................       (2,807)         (2,802)        (5,698)         (1,269)
   Decrease in accounts payable .....................................         (722)           (353)        (1,684)         (4,679)
   Increase (decrease) in accrued expenses ..........................        1,434             162          4,544            (406)
   Increase (decrease) in advance billings ..........................           90            (292)           512             294
   Other, net .......................................................          494            (471)            51             633
                                                                          --------        --------       --------        --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ......................        6,192           4,724         18,768          24,739
                                                                          --------        --------       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash ...........................................           --              --             --            (979)
Capital expenditures ................................................       (8,646)         (8,327)       (26,700)        (30,427)
Proceeds from sale of fixed assets ..................................           22              11             40             291
                                                                          --------        --------       --------        --------
     NET CASH USED IN INVESTING ACTIVITIES ..........................       (8,624)         (8,316)       (26,660)        (31,115)
                                                                          --------        --------       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in book overdrafts ..............................        1,719          (3,093)         3,037          (5,320)
Repayments of senior credit facility ................................           --              --         (3,347)         (2,597)
Repayments on revolver ..............................................           --              --        (10,000)             --
Borrowings on revolver ..............................................        3,000           7,500         11,500          16,000
Issuance of notes payable to a related party ........................           --              --         10,000              --
Payment of interest rate protection agreement .......................           --              --           (372)             --
Repayments of capital lease obligations and other debt ..............         (662)           (662)        (2,035)         (1,743)
Payment of fees associated with the financing .......................         (343)             --         (1,875)             --
                                                                          --------        --------       --------        --------
     NET CASH PROVIDED BY  FINANCING ACTIVITES ......................        3,714           3,745          6,908           6,340
                                                                          --------        --------       --------        --------

NET INCREASE (DECREASE) IN CASH .....................................        1,282             153           (984)            (36)

CASH, BEGINNING OF PERIOD ...........................................          317           2,823          2,583           3,012

CASH, END OF PERIOD .................................................     $  1,599        $  2,976       $  1,599        $  2,976
                                                                          ========        ========       ========        ========

Significant non-cash activities:
Issuance of common stock in connection with conversion of
sponsor notes .......................................................           --              --             --          35,435
Issuance of common stock in connection with acquisitions ............           --              --             --             143
Capital lease obligations ...........................................          662             963          1,953           1,432

     The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC
             CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' INTEREST
                                   (Unaudited)
                        (in thousands, except for units)


                                                 Class A               Class B                         Accumulated
                                                 -------               -------                            Other         Total
                                                                                       Accumulated    Comprehensive    Members'
                                            Units     Dollars     Units     Dollars      Deficit           Loss        Interest
                                            -----    ---------    -----     -------      -------           ----        --------
   Balance, December 31, 2001             132,422    $ 133,141    10,526   $   1,263    $(132,161)      $ (2,455)     $    (212)
Comprehensive loss:
Net loss ...............................                                                  (11,546)                      (11,546)
Change in unrealized losses on
derivative .............................                                                       --          1,182          1,182
                                                                                        ---------       --------      ---------
Total comprehensive loss ...............                                                  (11,546)         1,182        (10,364)
Net Issuance (repurchase) of units .....                             470
Preferred return on preferred units ....       --       (3,587)       --        (285)          --             --         (3,872)
                                          -------    ---------   -------   ---------    ---------       --------      ---------
     Balance, March 31, 2002              132,422    $ 129,554    10,996   $     978    $(143,707)      $ (1,273)     $ (14,448)
                                          =======    =========   =======   =========    =========       ========      =========
Comprehensive loss:
Net loss ...............................                                                  (11,784)                      (11,784)
Change in unrealized losses on
derivative .............................                                                       --          1,179          1,179
                                                                                        ---------       --------      ---------
Total comprehensive loss ...............                                                 (11,784)          1,179        (10,605)
Net Issuance (repurchase) of units .....
Preferred return on preferred units ....       --       (3,857)       --        (204)         --              --         (4,061)
                                          -------    ---------   -------   ---------    ---------       --------      ---------
     Balance, June 30, 2002               132,422    $ 125,697    10,996   $     774    $(155,491)      $    (94)     $ (29,114)
                                          =======    =========   =======   =========    =========       ========      =========
Comprehensive loss:
Net loss ...............................                                                   (7,466)                       (7,466)
Change in unrealized losses on
derivative .............................                                                       --           (103)          (103)
                                                                                        ---------       --------      ---------
Total comprehensive loss ...............                                                   (7,466)          (103)        (7,569)
Net Issuance (repurchase) of units .....                            (297)
Preferred return on preferred units ....       --       (4,436)       --        (368)          --             --         (4,804)
                                          -------    ---------   -------   ---------    ---------       --------      ---------
   Balance, September 30, 2002            132,422    $ 121,261    10,699   $     406    $(162,957)      $   (197)     $ (41,487)
                                          =======    =========   =======   =========    =========       ========      =========

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


     As of September 30, 2002, ABRY Partners, LLC and its respective affiliates, collectively own approximately 64.2% of the beneficial interests in the Company's voting interests.

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

     The financial statements as of September 30, 2002 and 2001 and for the three and nine months then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year items have been reclassified to conform with the 2002 presentation.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                               Useful     September 30,     December 31,
                                                Life           2002             2001
                                               (years)     (Unaudited)
                                               -----------------------------------------
   Equipment provided to subscribers ....        4-6        $ 135,004        $ 121,084
   Capitalized installation labor .......         5            57,740           48,802
   Equipment ............................        5-7           23,944           21,151
   Other ................................       3-30           17,766           16,248
                                                            ---------        ---------
                                                              234,454          207,285
    Less accumulated depreciation .......                    (123,733)         (89,266)
                                                            ---------        ---------
                                                            $ 110,721        $ 118,019
                                                            =========        =========

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Included in equipment and other at September 30, 2002 and December 31, 2001 is $13.7 million and $11.6 million, respectively, of equipment under capital leases, gross of accumulated depreciation of $8.8 million and $6.6 million, respectively. Depreciation of property and equipment was $11.8 million and $34.8 million for the quarter and nine months ended September 30, 2002, respectively, and $10.5 million and $29.6 million for the quarter and nine months ended September 30, 2001, respectively.

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


     The Company completed its testing of goodwill in accordance with SFAS No. 142 during the quarter ended June 30, 2002. As the fair value of goodwill exceeds the carrying amount of goodwill the Company did not record an impairment charge.

Unamortized intangible assets consist of the following (in thousands):

                                     September 30, 2002        December 31, 2001
                                       Carrying Amount          Carrying Amount
                                          (unaudited)
                                   ---------------------------------------------

     Goodwill ...................          $140,805                  $137,917
     Trained workforce ..........                --                     2,868


The following presents net loss exclusive of amortization of goodwill and trained workforce (in thousands):

                                                                    (unaudited)
                                                      For the Quarter Ended September 30,
                                                          2002                    2001
                                                      -----------------------------------
     Net Loss ......................................   $  (7,466)              $ (12,522)
     Goodwill amortization .........................          --                   1,984
     Trained workforce amortization ................          --                     319
                                                       ---------               ---------
     Net Loss excluding amortization of goodwill ...   $  (7,466)              $ (10,219)
                                                       =========               =========


                                                                    (unaudited)
                                                      For the Nine Months Ended September 30,
                                                          2002                    2001
                                                      ---------------------------------------
     Net Loss .....................................   $ (30,796)               $ (37,306)
     Goodwill amortization ........................          --                    5,948
     Trained workforce amortization ...............          --                      957
                                                      ---------                ---------
     Net Loss excluding amortization of goodwill ..   $ (30,796)               $ (30,401)
                                                      =========                =========

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amortized intangible assets consist of the following (in thousands):

                                                        September 30, 2002                       December 31, 2001
                                           Useful           (unaudited)
                                                     -----------------------------------    ----------------------------------
                                            Life        Gross Carrying      Accumulated         Gross Carrying      Accumulated
                                          (years)          Amount          Amortization            Amount          Amortization
                                          -------    -----------------------------------    -----------------------------------

     Income producing contracts .......     12          $153,955            $(43,410)             $ 154,048        $ (33,786)
     License agreements ...............     20             5,082                (889)                 5,082             (699)
     Deferred production costs ........     10             5,593              (1,092)                 4,437             (701)
     Trademarks .......................      5            15,123             (10,486)                14,935           (8,219)
     Non-compete agreements ...........     3-5           19,983             (17,787)                23,869          (16,560)
     Other ............................     20            10,683              (1,823)                10,778           (1,423)
                                                        --------            --------              ---------        ---------
                                                        $210,419            $(75,487)             $ 213,149        $ (61,388)
                                                        ========            ========              =========        =========

Aggregate amortization expense was $5.7 million and $18.0 million for the quarter and nine months ended September 30, 2002, respectively, and $8.8 million and $26.3 million for the quarter and nine months ended September 30, 2001, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

               Fiscal year ending
               ------------------
                    2002 .................................    $23,229
                    2003 .................................     18,379
                    2004 .................................     15,079
                    2005 .................................     14,240
                    2006 .................................     14,189


5.  DEFERRED CHARGES AND OTHER ASSETS, NET

     Deferred charges and other assets, net, consist of the following (in thousands):

                                                 September 30,      December 31,
                                                     2002              2001
                                                  (Unaudited)
                                                  -----------         --------
     Subscriber acquisition costs, net ........    $ 39,105           $ 37,442
     Other ....................................      12,623             12,578
                                                   --------           --------
                                                   $ 51,728           $ 50,020
                                                   ========           ========

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  DEBT

     Debt obligations consist of the following (in thousands):

                                                  September 30,     December 31,
                                                      2002              2001
                                                   (Unaudited)
                                                   -----------       ---------
   Related Party Notes .........................     $ 10,000        $      --
                                                     ========        =========

   Long term debt:
     Revolving Loan-Senior Credit Facility .....     $ 22,800        $  21,300
     Senior Credit Facility ....................      162,860          166,207
     Senior Discount Notes .....................       62,530           56,861
     Senior Subordinated Notes .................      115,000          115,000
     Other .....................................        2,492            2,552
                                                     --------        ---------
   Total debt obligations ......................      365,682          361,920
   Less current maturities .....................       (7,153)          (6,775)
                                                     --------        ---------
                                                     $358,529        $ 355,145
                                                     ========        =========

Senior Credit Facility

     The Senior Credit Facility is guaranteed by the Company and certain 100% owned subsidiaries. The non-guarantor subsidiary is considered minor and the consolidated amounts in the Company's financial statements are representative of the combined guarantor's financial statements. The Amended Senior Credit Facility contains restrictive covenants including maintenance of interest, senior and total leverage, fixed charge ratios, and various other restrictive covenants which are customary for such facilities.

     In March 2002, the Company entered into the sixth amendment under the Senior Credit Facility, which increased its aggregate revolving loan commitment under the Senior Credit Facility by $20.0 million, for a total commitment of $55.0 million, and amended certain financial covenants and applicable margins.

     As amended in March 2002, indebtedness under the Term Loan A and the Revolving Loans bear interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 2.00% to 3.00% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 3.00% to 4.00%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization, other non cash charges, and certain other items as defined by the agreement) were 2.75% in the case of Alternate Base Rate and 3.75% in the case of LIBOR as of September 30, 2002. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of
(i) the Alternate Base Rate (as described above) plus a margin of 3.5% or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 4.5%. The weighted average rate of interest on the Senior Credit Facility, including the effects of the interest rate swap, if any, was 6.1% and 9.3% at September 30, 2002 and 2001, respectively.

Senior Subordinated Notes

     On March 18, 1999, Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes ("Senior Subordinated Notes") which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of Muzak LLC and Muzak Finance and are subordinated in right of payment to all existing and future Senior Indebtedness of Muzak LLC and Muzak Finance.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Senior Subordinated Notes are guaranteed by the Company, MLP Environmental Music LLC, Business Sound Inc., BI Acquisition LLC, Audio Environments Inc., Background Music Broadcasters Inc., Muzak Capital Corporation, Telephone Audio Productions Inc., Muzak Houston Inc., Vortex Sound Communications Company Inc., and Music Incorporated. The Company's non-guarantor subsidiary is minor and the consolidated amounts in the Company's financial statements are representative of the combined guarantors. The indenture governing the Senior Subordinated Notes prohibits the Company from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After March 15, 2004, the issuers may redeem all or part of the Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

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

       The sponsor notes accrue interest at 15% per annum; any accrued interest not paid as of March 31, June 30, September 30 or December 31 will bear interest at 15% per annum until such interest is paid or extinguished. Under certain default scenarios, the sponsor notes are junior and subordinate to payments for the Senior Credit Facility, the Senior Subordinated Notes, and the Senior Discount Notes. At any time, the sponsor notes may be converted into Class A-2 units of the Company at the direction of MEM Holdings. If the sponsor notes have not been repaid in full as of September 2003, the sponsor notes will automatically be converted into Class A-2 units of the Company.

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

Liquidity

       The Company's principal sources of funds will continue to be cash flows from operations and borrowings under the senior credit facility. As of September 30, 2002, the Company had outstanding debt of $185.7 million under its senior credit facility, with additional available borrowings of up to $32.0 million. Based upon current and anticipated levels of operations, the Company believes that its cash flows from operations, combined with availability under the senior credit facility, as amended, will be adequate to meet its liquidity needs through December 2004. The Company is continuing its efforts to improve working capital balances, while also implementing additional cost-saving initiatives, such as more efficiently utilizing its capital resources associated with new client locations. Overall, the Company's business plan anticipates continued growth in new client locations and operational improvements. The

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company's future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, its dependence on license agreements and other factors that are beyond its control.

Annual Maturities

       Annual maturities of long-term debt obligations are as follows (in thousands):

        2002 ....................................  $  3,368
        2003 ....................................     7,855
        2004 ....................................    27,742
        2005 ....................................    65,733
        2006 ....................................    81,700
        Thereafter ..............................   189,284

       Total interest paid by the Company on all indebtedness was $8.6 million and $25.2 million for the quarter and nine months ended September 30, 2002, respectively and $10.1 million and $23.3 million for the quarter and nine months ended September 30, 2001. The weighted average interest rate on all indebtedness was 8.7% and 10.0% as of September 30, 2002 and 2001, respectively.

Interest Rate Protection Programs

       The Company had an interest rate swap agreement which terminated in April 2002. The effect of this agreement on the operating results of the Company was to increase interest expense by $1.6 million for the nine months ended September 30, 2002 and $0.8 million and $1.6 million for the quarter and nine months ended September 30, 2001, respectively.

       The Company entered into a three year interest rate cap on April 19, 2002, for which it paid a premium of $0.4 million. The interest rate cap protects the Company against LIBOR increases above 7.25% and is designated as a hedge of interest rates. Accordingly, the derivative will be recognized on the balance sheet at its fair value. The hedge is considered 100% effective for exposures to interest rate fluctuations. As a result of the 100% effectiveness of the hedge, changes in the fair value of the derivative will be recorded in other comprehensive loss. The Company will amortize the premium paid for the cap over the life of the agreement using the caplets approach and any amounts received under the cap will be recorded as a reduction to interest expense. The fair market value of the interest rate cap was $0.2 million as of September 30, 2002. The fair values of interest rate caps are obtained from dealer quotes which represents the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates and creditworthiness of the counterparties.

7. Manditorily Redeemable Preferred Units

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

       The Company was in violation of unit coverage and total leverage ratio under the Securities Purchase Agreement as of June 30, 2002. As a result of the default, the preferred units accrued at a preferential return of 17% per annum during the quarter ended September 30, 2002. The Company is in compliance as of September 30, 2002, and therefore, the preferred units are accruing at 15% per annum beginning on October 1, 2002.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Related Party Transactions

       During the nine months ended September 30, 2002, the Company incurred fees of $0.2 million under the Management and Consulting Services Agreement with ABRY Partners. Either the Company or ABRY Partners, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other.

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

9. MUZAK HOLDINGS FINANCE CORP.

       Muzak Holdings Finance Corp. had no operating activities during the nine months ended September 30, 2002 and 2001.

10. COMMITMENTS AND CONTINGENCIES

Litigation

       The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the management of the Company believes that the resulting liability, if any, will not have a material effect upon the Company's consolidated financial statements or liquidity.

       The industry wide agreement between business music providers and Broadcast Music Inc. ("BMI") expired in December 1993. Since this time the Company has been operating under an interim agreement pursuant to which the Company has continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. The Company is involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable by the Company and its owned operations as well as licensed independent franchisees to BMI. The period from which such "reasonable" license fees are payable covers the period January 1, 1994 to September 30, 2002, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. The Company vigorously contests BMI's assessment. The eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. A trial date has not been set.

       The industry wide agreement between business music providers and American Society of Composers, Authors and Publishers ("ASCAP") expired in May 1999. Negotiations between ASCAP and the Company began in June 1999, and the Company has continued to pay ASCAP royalties at the 1999 rates. If the parties fail to progress in their negotiations toward a mutually acceptable rate by November 29, 2002, either party can pursue a rate court proceeding in federal court in New York to seek a court determined reasonable rate.

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

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       In June 2002, the Librarian of Congress published his final decision to adopt the Copyright Arbitration Royalty Panel's recommendation of a ten percent (10%) ephemeral royalty rate, which covers the period from October 1998 through the present. As required by such determination, we remitted payment on October 20, 2002 for the above mentioned period.

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

       During the nine months ended September 30, 2002, the Company increased its estimated reserve for prior period licensing royalties and related expenses by $3.1 million to $4.0 million. This charge is recorded in cost of music and other business services revenues.

Other Commitments

       As of September 30, 2002, the Company has approximately $28.4 million in outstanding capital expenditure commitments over a five year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings for periods ranging from 2 years to 15 years.

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

Recent Developments

General Business

       Pan Am Sat announced the successful launch of the Galaxy IIIC satellite on June 15, 2002. Galaxy IIIC is now operating in the same orbital slot formerly occupied by Galaxy IIIR, and the transition to Galaxy IIIC has been a seamless one for the Company's clients. While the Company believes that Galaxy IIIC is operating within all performance and design specifications, the Company's risk management strategy continues to be to explore the availability of insurance to cover increased costs in the event of a Galaxy IIIC satellite failure.

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

       In June 2002, the Librarian of Congress published his final decision to adopt the Copyright Arbitration Royalty Panel's recommendation of a ten percent (10%) ephemeral royalty rate, which covers the period from October 1998 through the present. As required by such determination, we remitted payment on October 20, 2002 for the above mentioned period.

       With respect to future revenue subject to such ephemeral royalty rate, we believe our exposure is minimal, as we believe our current satellite technologies do not require use of ephemeral copies. Nonetheless, there can be no assurances that the collective for the copyright owners will refrain from investigating or otherwise challenging the applicability of the statute to our current satellite technologies.

       During the first quarter of 2002, the Company increased its aggregate revolver commitments under the Senior Credit Facility by $20.0 million, for a total commitment of $55.0 million. In addition, in March 2002 the existing equity holders, including ABRY Partners LLC, contributed $10.0 million in the form of junior subordinated unsecured notes to the Company. The Company paid $1.8 million in financing fees related to these transactions during the nine months ended September 30, 2002. The increased revolver commitment and

                               MUZAK HOLDINGS LLC
the $10.0 million from the sponsors enhances the Company's financial flexibility and provides sufficient liquidity to fund its organic business plan for the foreseeable future.

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

Results of Operations

       Set forth below are discussions of the results of operations for Muzak Holdings LLC for the quarter and nine months ended September 30, 2002 compared to the quarter and nine months ended September 30, 2001.

Revenues. Revenues were $56.2 million and $50.5 million for the quarters ended September 30, 2002 and 2001, respectively, an increase of 11.2%. Music and other business services revenue increased $3.3 million, or 8.8% and equipment and related services revenue increased $2.3 million, or 18.3% in 2002 as compared to the quarter ended September 30, 2001. Revenues for the nine months ended September 30, 2002 increased 6.6% to $161.2 million, up $10.0 million from the comparable 2001 period. Music and other business services revenue increased $9.3 million, or 8.4% and equipment and related services revenue increased $0.6 million, or 1.6% for the nine months ended September 30, 2002 as compared to 2001. The increase in music and other business services revenue is due to a growth in new client locations at consistent prices, offset by a 10.4% churn rate during the twelve months ended September 30, 2002. The 2001 churn rate was higher than historical levels due to more bankruptcies and business closures in our client base. However, our efforts on reducing our client churn rate have contributed to a reduction in our annualized churn rate during the nine months ended September 30, 2002 to 10.0% from 11.8% during the first nine months of 2001. During the twelve months ended September 30, 2002, we added, net of churn, approximately 8,200 Audio Architecture, 3,900 Voice, and 1,400 other locations.

Due to an expected further reduction in new store location build outs among our national chains in 2002, particularly within the retail sector, the Company committed resources and renewed its focus on system sales such as sound systems, noise masking, drive-thru systems, and closed circuit television as a means to replace this expected reduction in equipment and labor revenues. The significant increase in equipment and related services revenue for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 is a direct result of this focus. We expect the full year 2002 equipment and related services revenue will slightly exceed the 2001 levels.

Cost of Revenues. Cost of revenues was $19.7 million and $17.9 million for the quarters ended September 30, 2002 and 2001, respectively, an increase of 9.7%. Cost of revenues increased $7.4 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the Company increased its reserves for estimated prior period licensing royalties and related expenses by $3.1 million. Excluding this increase in the reserve in 2002, costs of music and other business services revenue as a percentage of music and other business services revenue was 18.9% and 19.5% for the quarters ended September 30, 2002 and 2001 and 19.2% and 19.6% for the nine months ended

                               MUZAK HOLDINGS LLC

September 30, 2002 and 2001, respectively. The improvement in costs of music and other business services revenue is primarily due to the leveraging of fixed costs over a larger client base and labor savings achieved from the use of the Company's Voice website, despite an increase in licensing royalties and satellite expenses. Costs of equipment and related services as a percentage of revenues was 79.2% and 83.0% for the quarters ended September 30, 2002 and 2001 and 81.0% and 74.8% for the nine months ended September 30, 2002 and 2001. The increase in the cost of equipment and related services revenues as a percentage of revenues for the nine months ended September 30, 2002 as compared to the 2001 period is due to the relatively fixed technician workforce and an increase in certain technician related costs, such as insurance, contractual union wage increases, and higher fuel and repair costs, despite lower equipment and related services revenue during the first half of 2002. The cost of equipment and related services revenues as a percentage of revenues in the third quarter of 2002 decreased as compared to the 2001 period due to lower equipment and related services revenues in the 2001 period as well as disruptions in the Company's technician work force's ability to install new client locations in the days following September 11, 2001. The improvement is also attributable to the Company's focus on efficient management of its labor technician costs. The Company fully implemented its scheduling software in June 2002, which is designed to better manage and utilize internal and external labor resources. The Company expects to continue to achieve savings from the efficient management of its labor resources which will be offset slightly by the increase in certain technician related costs such as contractual union wage increases and insurance.

Selling, general and administrative expenses. Selling, general, and administrative expenses were $17.9 million and $16.4 million for the quarters ended September 30, 2002 and 2001, respectively and $53.9 million and $51.6 million for the nine months ended September 30, 2002 and 2001, respectively. This increase is partially due to a $0.8 million and $2.4 million increase in amortization of subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses for the quarter and nine months ended September 30, 2002 as compared to the 2001 period. This increase is directly related to the increase in music and other business services revenue. Excluding the amortization of subscriber acquisition costs, selling, general, and administrative expenses as a percentage of revenues were 26.1% and 27.6% for the quarters ended September 30, 2002 and 2001, respectively and 27.4% and 29.1% for the nine months ended September 30, 2002 and 2001, respectively. This improvement is attributable to the Company's continued focus on controlling expenses, including travel, salaries and other employee related expenses, telephone, and other administrative expenses. The nine months ended September 30, 2002 and 2001 include $0.5 million and $0.7 million, respectively, of charges incurred in connection with exploring various financing alternatives.

Depreciation and amortization expenses. Depreciation and amortization was $17.6 million and $19.3 million for the quarters ended September 30, 2002 and 2001, respectively, a decrease of 8.9%. Depreciation and amortization was $52.8 million and $56.1 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 5.8%. The decrease is due to the adoption of SFAS No. 142 on January 1, 2002. In connection with the adoption, the Company ceased amortization of goodwill on January 1, 2002. During the first nine months of 2001, the Company recorded $6.9 million amortization expense related to goodwill and trained workforce. Depreciation was $34.8 million and $29.6 million in the nine months ended September 30, 2002 and 2001, respectively. This increase is due to the increase in property and equipment in conjunction with Muzak's growth in the number of client locations.

Interest expense. Interest expense was $8.9 million and $9.2 million for the quarters ended September 30, 2002 and 2001, respectively, a decrease of $0.4 million, or 4.0%. Interest expense was $27.5 million and $29.7 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 7.5%. This decrease is due to lower interest rates during the first nine months of 2002 as compared to the 2001 comparable period as well as to the termination of the interest rate swap. The effective interest rate for the nine months ended September 30, 2002 and 2001 was 8.7% and 10.0%, respectively.

                               MUZAK HOLDINGS LLC

Income tax provision. Income tax benefit was $0.3 million for the quarter ended September 30, 2002 and the income tax provision for the quarter ended September 30, 2001 was $0.1 million. Income tax benefit was $0.9 million and $0.5 million for the nine months ended September 30, 2002 and 2001, respectively. Although Muzak is a limited liability company and is treated as a partnership for income tax purposes, the Company has several subsidiaries that are corporations. The income tax benefits relate to these corporate subsidiaries.

Net Loss. The combined effect of the foregoing resulted in a net loss of $7.5 million and $30.8 million for the quarter and nine months ended September 30, 2002, respectively, compared to a net loss of $12.5 million and $37.3 million for the comparable 2001 period.

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

                                                         Three Months Ended
                                                            (unaudited)
                                             ----------------------------------------------
                                              September 30, 2002        September 30, 2001
                                             --------------------      --------------------
Net loss ............................             $ (7,466)                   $(12,522)
Depreciation and amortization .......               17,567                      19,287
Interest expense, net ...............                8,856                       9,225
Income tax provision (benefit) ......                 (308)                        109
Non Cash charges (income) ...........                  (67)                        110
                                                  --------                    --------
Adjusted EBITDA .....................             $ 18,582                    $ 16,209
                                                  ========                    ========

                                                           Nine Months Ended
                                                              (unaudited)
                                             ----------------------------------------------
                                              September 30, 2002        September 30, 2001
                                             --------------------      --------------------
Net loss ............................             $(30,796)                   $(37,306)
Depreciation and amortization .......               52,825                      56,078
Interest expense, net ...............               27,470                      29,644
Income tax benefit ..................                 (899)                       (500)
Non Cash charges (income) ...........                 (157)                        285
One-time expenses (a) ...............                3,684                         675
                                                  --------                    --------
Adjusted EBITDA .....................             $ 52,127                    $ 48,876
                                                  ========                    ========

(a) One-time expenses were incurred in connection with exploring various financing alternatives and increasing reserves for prior period licensing royalties and related expenses.

     Adjusted EBITDA for the quarter ended September 30, 2002 increased $2.4 million, or 14.6% to $18.6 million from $16.2 million for the quarter ended September 30, 2001. Adjusted EBITDA for the nine months ended September 30, 2002 increased $3.3 million or 6.7% as compared to the 2001 period.

                               MUZAK HOLDINGS LLC

Liquidity and Capital Resources

     Sources and Uses. Our principal sources of funds have been cash generated from operations, borrowings under the senior credit facility, and contributions from the sponsors. Our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest and principal payments on our indebtedness. During the nine months ended September 30, 2002, $18.8 million of cash was provided by our operating activities, $26.7 million of cash was used in investing activities, and $6.9 million of cash was provided by financing activities. Cash was primarily used during the first nine months of 2002 to make investments relating to new client locations and to make interest payments on the senior credit facility.

     We expect that our principal sources of funds will continue to be cash flows from operations and borrowings under the senior credit facility. As of September 30, 2002, we had outstanding debt of $185.7 million under our senior credit facility, with additional available borrowings of up to $32.0 million. Based upon current and anticipated levels of operations, we believe that our cash flows from operations, combined with availability under the senior credit facility, will be adequate to meet our liquidity needs through December 2004. We are continuing our efforts to improve working capital balances, while also implementing additional cost-saving initiatives, such as more efficiently utilizing our capital resources associated with new client locations. Overall, Muzak's business plan anticipates steady growth in new client locations, operational improvements, and increases in equipment and related services revenue. Muzak strives to fund both investments in new client locations and interest and principal payments primarily through cash generated from operations rather than through borrowings under the senior credit facility. Currently, Muzak is funding investments in new client locations through cash generated from operations but is borrowing under its senior credit facility for partial interest and principal payments. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control.

     Capital Investments. The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the nine months ended September 30, 2002, our total initial investment in new client locations was $33.1 million which was comprised of equipment and installation costs attributable to new client locations of $22.2 million and $10.9 million in sales commissions (included in operating activities in the consolidated statement of cash flows) relating to these new locations. The sales commissions are capitalized in deferred charges and other assets, net and are amortized as a component of selling, general and administrative expenses over the initial contract term of five years. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term of five years.

     We currently anticipate that our total initial investment in new client locations during 2002 will be approximately $47.0 million including $32.0 million of equipment and installation costs attributable to new client locations, and $15.0 million in sales commissions relating to new client locations. The Company is focused on reducing the initial investment associated with new client locations through the re-use of equipment and efficiencies gained from vendor consolidation and labor management.

     We also invest in property and equipment to be used at our headquarters and within our owned operations. Our investment for such property and equipment for the nine months ended September 30, 2002 was approximately $3.3 million, consisting of system upgrades, furniture and fixtures, computers, equipment to replenish the equipment exchange pool relating to our drive-thru systems client locations, and conversions from local broadcast technology to direct broadcast satellite transmission for existing client locations. We anticipate our investment in property and equipment to be used at headquarters, equipment for use in the exchange pool for servicing drive-thru systems client locations, and equipment for conversions will be approximately $4.8 million for 2002.

                               MUZAK HOLDINGS LLC

     Sensitivity to Interest Rate Changes. Due to the variable interest rates under the senior credit facility, we are sensitive to changes in interest rates. A 0.5% increase in each of LIBOR and the Alternate Base Rate (1.82% and 4.75% respectively, at September 30, 2002) would impact interest costs by approximately $0.9 million annually on the senior credit facility. The Company's interest rate swap terminated on April 19, 2002. We entered into an interest rate cap in April 2002 as our senior credit facility requires that we maintain an agreement for 50% of the outstanding balance of the senior credit facility to limit our interest rate exposure. The interest rate cap protects the Company against LIBOR increases above 7.25%. To the extent, LIBOR increased above 7.25%, the Company's exposure to increases would be limited to the unhedged portion of the senior credit facility.

     Certification Under the Sarbanes-Oxley Act. The certification by the Company's chief executive officer and the chief financial officer of this report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), accompanies this report to the Securities and Exchange Commission as additional correspondence.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     For the period ended September 30, 2002, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K.

Item 4.  Controls and Procedures

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure and control procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure and control procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these subsequent to the date of their evaluation.

                               MUZAK HOLDINGS LLC

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

     There have been no material developments in legal proceedings involving the Company since those reported in the Company's Report on Form 10-K for fiscal year ended December 31, 2001.

ITEM 6. Exhibits and Reports on Form 8-K.

       (a) Exhibits

            10.1 Executive Employment Agreement dated as of November 5, 2002, among Muzak Holdings LLC, Muzak LLC, and Stephen P. Villa

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

                                        MUZAK HOLDINGS LLC
                                        MUZAK HOLDINGS FINANCE CORP.


                                        By: /s/ William A. Boyd
                                        ---------------------------------------
Date:  November 14, 2002                William A. Boyd
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                        By: /s/ Stephen P. Villa
                                        ---------------------------------------
Date:  November 14, 2002                Stephen P. Villa
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Chief Accounting Officer)

                               Muzak Holdings LLC
                           Section 302 Certifications

Certification of the Chief Financial Officer

I, Stephen P. Villa,Chief Financial Officer of Muzak Holdings LLC certify that:

1. I have reviewed this quarterly report on Form 10-Q of Muzak Holdings LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

Stephen P. Villa
Chief Financial Officer

                               Muzak Holdings LLC
                           Section 302 Certifications

Certification of the Chief Executive Officer

I, William A. Boyd,Chief Executive Officer of Muzak Holdings LLC certify that:

1. I have reviewed this quarterly report on Form 10-Q of Muzak Holdings LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

William A. Boyd
Chief Executive Officer