Form 10-K
period 2002-12-31
MUZAK HOLDINGS FINANCE CORP; MUZAK HOLDINGS LLC
filed 2003-03-04
CIK 1085319, 1085320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  333-78573

333-78573-01

MUZAK HOLDINGS LLC

MUZAK HOLDINGS FINANCE CORP

(Exact Name of Registrants as Specified in their charter)

DELAWARE	04-3433730
DELAWARE	04-3433728
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3318 LAKEMONT BLVD.

FORT MILL, SC 29708

(803) 396-3000

(Address, Including Zip Code and Telephone Number including Area Code of Registrants’ Principal Executive Offices)

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Muzak Holdings Finance Corp. meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

MUZAK HOLDINGS LLC

MUZAK HOLDINGS FINANCE CORP

FORM 10-K INDEX

Safe Harbor Statement

This Form 10-K contains statements which, to the extent they are not historical fact (such as when we describe what we “believe,” “expect” or “anticipate” will occur), constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Safe Harbor Acts”). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-K include, but are not limited to, industry-based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, as well as factors more specific to the Company such as the substantial leverage and debt service requirements, restrictions imposed by the Company’s debt facilities, the Company’s history of net losses, the Company’s ability to identify, complete and integrate acquisitions, the Company’s future capital requirements, the Company’s dependence on license agreements, and risks associated with economic conditions generally.

i

PART I

ITEM 1.    BUSINESS

Muzak LLC (“Muzak”) is the leading provider of business music programming in the United States based on market share. Muzak is a wholly owned subsidiary of Muzak Holdings LLC (the “Company”) previously known as ACN Holdings, LLC. We refer to Muzak Holdings and its subsidiaries collectively as the “Company”. We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming.

Our two core products are Audio ArchitectureSM and VoiceSM. We provide our products to numerous types of businesses including specialty retailers, restaurants, department stores, supermarkets, drug stores, financial institutions, hotels, health and fitness centers, business offices, manufacturing facilities and medical centers, among others. Our top twenty clients represent less than 18% of our revenues with no single client representing more than 5% of our revenues. Our clients typically enter into a non-cancelable five-year contract that renews automatically for at least one additional five-year term unless specifically terminated at the initial contract expiration date. Our average length of service per Audio Architecture client is approximately 12 years. We believe that our clients use our products because they recognize them as a key element in establishing their desired business environment, in promoting their corporate identities and in strengthening their brand images at a low monthly cost.

We also sell, install, and maintain equipment, such as sound systems, noise masking, drive-thru systems, and closed circuit television. We provide these services primarily for our business music and other clients.

We provide our products and services domestically through our integrated, nationwide network of owned operations and franchisees. We believe our nationwide network is the largest in the industry and provides us with a key competitive advantage in effectively marketing and servicing clients ranging from local accounts with single or multiple locations to national accounts with significant geographic presences. In 2002, 96% of our revenues were generated by our owned operations and the remaining 4% were generated from fees from our franchisees and other sources.

Financing Developments

During the first quarter of 2002, the Company explored various financing alternatives to fund continuing growth. As a result, the Company increased its aggregate revolver commitments under the Senior Credit Facility by $20.0 million, for a total commitment of $55.0 million and amended certain of its financial covenants for 2002 and 2003. The Company also amended certain of its financial covenants under the Securities Purchase Agreement. In addition, in March 2002 existing equity holders, including MEM Holdings LLC, contributed $10.0 million in the form of junior subordinated unsecured notes (the “sponsor notes”) to the Company, the proceeds of which were used to repay outstanding revolving loan balances. MEM Holdings owns 64.2% of the voting interests in the Company as of December 31, 2002. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings. During 2002, the Company paid $1.9 million in financing fees related to the consummated transactions and paid $0.5 million in expenses associated with the exploratory efforts mentioned above.

We believe the increased commitment under the Senior Credit Facility and amended financial covenants will provide the Company with financial flexibility and with sufficient liquidity to fund its business plan for at least the next eighteen months. The Company’s business plan is to continue to pursue organic growth opportunities. To ensure the Company has ample liquidity to pursue these opportunities and to meet its interest and debt service requirements in future years, we are continually evaluating various financing alternatives to determine accessibility to such capital.

Products

Audio Architecture is business music programming designed to enhance a client’s brand image. Our in-house staff of audio architects analyze a variety of music to develop and maintain 60 core music programs in 10 genres. Programs include current top-of-the-charts hits to jazz, classic rock, urban, country, Latin, classical music and others. Our audio architects change our music programs on a daily basis, incorporating newly released original artists’ music recordings and drawing from our extensive music library. In designing our music programs, our audio architects use proprietary computer software that allows them to efficiently access the extensive library, avoid repeated songs and manage tempo and music variety to provide clients with high quality, seamlessly arranged programs. In addition, we offer individual music programs to clients who seek further customization beyond that offered by our core music programs.

Voice is telephone music and marketing on-hold as well as in-store messaging. Our Voice staff creates customized music and messages that allow clients’ telephone systems to deliver targeted music and messaging during their customers’ time on hold. In addition, they also provide customized in-store messages that allow our clients to deliver targeted music and messaging to support their in-store point of sale merchandising. Our fully integrated sound studios and editing and tape duplication facilities provide flexibility in responding to clients’ needs. Our telephone and satellite delivery technologies allow us to expeditiously change our clients’ music and messages.

In connection with the sale of our Audio Architecture and Voice products, we sell and lease various system-related products, principally sound systems. As part of a typical music programming contract, we provide music receiving or playback equipment to our client. Our business music clients generally purchase or lease audio equipment from us that supplements the music receiving or playback equipment.

We also sell, install and maintain non-music related equipment, such as drive-thru systems, closed circuit television, intercom and paging systems. We provide these services for our business music and other clients. Maintenance of program-receiving equipment that we provide to business music clients is typically included as part of the overall music service. Installation and maintenance of audio or other equipment not directly related to reception of our business music service is provided on a contractual or time-and-materials basis. All of the equipment is manufactured by third parties, although some items bear the Muzak® brand name.

We offer drive-thru systems service. This service provides for the maintenance and repair of intercom systems, headsets and radio transmitters commonly used in drive-thru systems found at our quick service restaurant clients. We receive recurring monthly revenues for each client location typically under a five-year contract. We respond to our clients’ repair calls which typically involve the repair of headsets. In most cases we are able to exchange the damaged headset for an operable headset which we send to our clients through overnight delivery. Our staff repairs the damaged item which then becomes available for future distribution to another client. We believe that quick turnaround is important to our clients as a significant portion of their revenues is derived from their drive-thru windows.

Nationwide Franchise Network

Our franchise network is nationwide, and we believe that this network is a strength that distinguishes us from our competitors. Our business relationships with our franchisees are governed by license agreements that have renewable ten-year terms. Under these agreements, the franchisee is granted an exclusive license to offer and sell our Audio Architecture and Voice products, as well as other products such as Dayparting and Weekparting. The franchisee is also permitted to use our registered trademarks within a defined territory which allows us to promote a uniform Muzak brand image nationally. The agreements also contain terms relating to distribution of services via our direct broadcast satellite distribution system and reciprocal exclusivity provisions which preclude franchisees from selling products which compete with our Audio Architecture and Voice products.

Pursuant to the agreements, each franchisee pays us a monthly fee based on the number of businesses within its territory and a monthly royalty equal to approximately 10% of its billings for music services. Typically, this combined fee and royalty payment represents approximately $5 per month per client location. However, this monthly royalty is subject to adjustments, as we charge the franchisee additional amounts for on-premise tape services and other services. The agreements also provide franchisees with incentives to increase sales and guidelines regarding coordination of sales, installation and service to national client locations.

Distribution Systems

We transmit our offerings through various mediums including direct broadcast satellite transmission, local broadcast transmission, audio and videotapes and compact discs. During 2002, we served our music client locations through the following means: approximately 84% through direct broadcast satellite transmission, approximately 7% through local broadcast technology, and approximately 9% through on-premises tapes or compact discs.

Our transmissions via direct broadcast satellite to clients are primarily from transponders leased from Microspace and EchoStar Satellite Corporation (“EchoStar”). Microspace provides us with facilities for uplink transmission of medium-powered direct broadcast satellite signals to the transponders. Microspace, in turn, leases its transponder capacity on satellites operated by third parties. Such satellites include the Galaxy IIIC satellite operated by PanAmSat, through which a majority of our direct broadcast satellite client locations are served, and Telstar 4, operated by Loral Skynet. In January 2001, we contracted for transponder capacity on Telstar 4 in order to provide the signal for our recently introduced Encompass LE satellite receiver. The term of our transponder lease with Microspace for the Galaxy IIIC satellite ends in 2005 while the lease for Telstar 4 ends in 2017. Microspace can terminate its agreements with us immediately upon termination of its underlying agreements with PanAmSat and Loral Skynet. We regularly review the availability of alternate transponders.

Prior to the successful launch of the Galaxy IIIC satellite on June 15, 2002, the Company was leasing transponder capacity on PanAmSat’s Galaxy IIIR. The transition to Galaxy IIIC was a seamless one for the Company’s clients. While Galaxy IIIC is operating within all performance and design specifications, the Company has secured insurance to cover costs of up to $5.0 million in the event of a Galaxy IIIC satellite failure. In addition, the Company maintains insurance that provides up to $1.25 million of coverage for costs in the event of the Telstar 4 satellite failure.

As part of our arrangements with EchoStar, we furnish 60 music channels to commercial subscribers and 52 of the 60 music channels to residential subscribers over EchoStar’s satellite system. Pursuant to the agreements with EchoStar, EchoStar pays us a programming fee for each of its residential subscribers and pays us, and our franchisees, a commission for sales made by EchoStar or its agents to commercial subscribers in the respective territories. We pay EchoStar a fee for uplink transmission of music channels to our clients and we rent space at EchoStar’s Cheyenne, Wyoming uplink facility. We also pay EchoStar a royalty and combined access fees on music programs sold by the Company, which are distributed by EchoStar to commercial subscribers. The term of each of our agreements with EchoStar ends in 2010.

EchoStar has agreed that it will not provide transponder space to, enter into or maintain distributor agreements or relationships with, or enter into any agreements for the programming or delivery of any audio services via direct broadcast satellite frequencies with, a specified group of our competitors. We have agreed that we will not secure transponder space for, enter into or maintain distributor agreements or relationships with, or enter into any agreement for the programming or delivery of any of our services with any competitor of EchoStar via direct broadcast satellite frequencies or with specified competitors of EchoStar via specified frequencies.

Competition

We compete with many local, regional, national and international providers of business music services. National competitors include DMX Music, Inc., Music Choice, and PlayNetworks. Local and regional competitors are typically smaller entities that target businesses with few locations.

We compete on the basis of service, the quality and variety of our music programs, versatility and flexibility, the availability of our non-music services and, to a lesser extent, price. Even though we are seldom the lowest-priced provider of business music in any territory, we believe that we can compete effectively due to the widespread recognition of the Muzak name, our nationwide network, the quality and variety of our music programming, the talent of our audio architects and our multiple delivery systems.

We also compete with companies that are not principally focused on providing business music services. Such competitors include traditional radio broadcasters that encourage workplace listening, satellite digital audio radio services, video services that provide business establishments with music videos or television programming, and performing rights societies (ASCAP, BMI, and SESAC) that license business establishments to play sources such as CD’s, tapes, MP3 files, and the radio. While we believe that we compete effectively against such services for many of the same reasons stated above, such competitors have established client bases and are continually seeking new ways to expand such client bases and revenue streams.

There are numerous methods by which our existing and future competitors can deliver programming, including various forms of direct broadcast satellite services, wireless cable, fiber optic cable, digital compression over existing telephone lines, advanced television broadcast channels, digital audio radio service and the Internet. We cannot assure you that we will be able to:

•	compete successfully with our existing or potential new competitors,

•	maintain or increase our current market share,

•	use, or compete effectively with competitors that adopt new delivery methods and technologies, or

•	keep pace with discoveries or improvements in the communications, media and entertainment industries such that our existing technologies or delivery systems that we currently rely upon will not become obsolete.

Sales and Marketing

We employ a direct sales process in marketing products, which is focused on securing new client contracts and renewing existing contracts. Once we obtain a new client, there are only minimal maintenance costs associated with that client. As a result, we continually try to increase not only our market share but also the market penetration of both business music and marketing on-hold and in-store messaging products. We publish targeted, industry specific marketing materials and conduct extensive training of our sales force. Client agreements typically have a non-cancelable term of five years and renew automatically for at least one additional five-year term unless specifically terminated at the initial contract expiration date. Repeat clients comprise the core of the account base. We have local and national sales forces. Local account executives typically focus on clients that have fewer than 50 locations, which may include individual franchisees of national chains. In addition, we have various other sales positions to support the sales process. These consist of approximately 15 sales leads, 35 sales managers, and 5 multi-location specialists. A local account executive can engage the support of one of these individuals to assist in all aspects of the sale when dealing with clients having between 50 and 100 locations.

National Salesforce

Our national sales group is responsible for securing new national accounts and maintaining our existing client base of national accounts. We have a total of seven account executives and sales managers focused exclusively on selling services to clients that have at least 50 locations in at least 4 territories. Each owned operation and franchisee, is responsible for installing, servicing, and billing the accounts within its territory.

Local Salesforce

As of December 31, 2002, we had a team of approximately 215 local sales account executives. Local account executives typically focus on clients that have fewer than 50 locations, which may include individual franchisees of national chains. Our local account executives are compensated on commission.

Music Licenses

We license rights to re-record and distribute music from a variety of sources and pay royalties to songwriters and publishers through contracts negotiated with performing rights societies such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), and the Society of European Stage Authors and Composers (“SESAC”).

The industry-wide agreement between business music providers and BMI expired in December 1993. Since this time we have been operating under an interim agreement pursuant to which we have continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. We are involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable to BMI. The period from which such “reasonable” license fees are payable covers the period January 1, 1994 to December 31, 2002, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. We are vigorously contesting BMI’s assessment. We believe the eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. As of February 28, 2003, a trial date had not been set.

The industry-wide agreement between business music providers and ASCAP expired in May 1999. We began negotiations with ASCAP in June 1999, and we have continued to pay ASCAP royalties at the 1999 rates. The agreement between business music providers and ASCAP allowed either party to pursue a rate court proceeding in federal court in New York to seek a court determined reasonable rate if a mutually acceptable rate was not obtained by November 29, 2002. ASCAP notified the Company that it would pursue such rate court proceeding and on January 29, 2003 made an application to the court to commence such a proceeding.

We cannot predict what the terms of the new BMI or ASCAP agreements with business music providers will be or when agreements will be reached, although BMI and ASCAP have indicated that they are seeking royalty rate increases and a retroactive royalty rate increase.

In 2002, we paid approximately $8.5 million in royalties to ASCAP, BMI and to SESAC. Increases in the fees we must pay under these agreements could adversely affect our operating margin, and, therefore, our results of operations.

In connection with ASCAP’s periodic audit program, ASCAP conducted audits during 2001 of our license fee calculations in local sales offices and for national accounts. Based on those audits, ASCAP indicated that they believed our past license fee calculations were incorrect and additional license fees were due. We settled the discrepancy with respect to all sales offices and national accounts for all open audit periods prior to and including 2001 and paid such settlement in December 2001. In 2002, BMI conducted an audit of our license fee calculations in local sales offices and for national accounts. All discrepancies for all open audit periods prior to and including 2001 were settled and we paid such settlement in September 2002. In light of the audit results, the Company’s 2002 license fees to ASCAP and BMI were higher than in the past and future license fees may be similarly affected.

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

In June 2002, the Librarian of Congress published his final decision to adopt the Copyright Arbitration Royalty Panel’s recommendation of a ten percent (10%) ephemeral royalty rate, which covers the period from October 1998 through December 31, 2002. As required by such determination, we remitted payment on October 20, 2002 for royalties payable for the period from October 28, 1998 through August 31, 2002. We believe that the United States Copyright Office will once again convene a Copyright Arbitration Royalty Panel, sometime in 2003, to recommend an ephemeral royalty rate for the period from January 1, 2003 through December 31, 2007.

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

During the twelve months ended December 31, 2002, the Company increased its estimated reserve for prior period licensing royalties and related expenses by $3.1 million to $4.0 million. This charge is recorded in cost of music and other business services revenues.

Government Regulation

We are subject to governmental regulation by the United States and the governments of other countries in which we provide services. We provide music services in a few areas in the United States through 928 to 960 megahertz frequencies licensed by the Federal Communications Commission (“FCC”). Additionally, the FCC licenses the frequencies used by satellites on which we transmit direct broadcast satellite services in the United States. If the FCC or any other person revokes or refuses to extend any of these licenses, we would be required to seek alternative transmission facilities. Laws, regulations and policy, or changes therein, in other countries could also adversely affect our existing services or restrict the growth of our business in these countries.

Employees

As of December 31, 2002, we had 1,420 full-time and 71 part-time employees. Approximately 145 of our technical and service personnel are union members. These personnel are located in 14 offices, 13 of which are represented by the International Brotherhood of Electrical Workers and one of which is represented by the Communication Workers of America. Of the 13 offices represented by the International Brotherhood of Electrical Workers, four offices are negotiating new contracts to replace contracts that expired late 2001 and 2002. The four offices that are currently negotiating new contracts are Boston, Massachusetts, St. Louis, Missouri, Peoria, Illinois, and Dallas, Texas.

In each case, we believe that we will be able to negotiate a new contract but cannot speculate as to when such negotiations will be concluded.

We otherwise believe that our relations with our employees and with the unions that represent them are generally good.

Available Financial Information

Muzak’s most recent quarterly report on Form 10-Q can be found on the Company’s website, www.muzak.com. Muzak’s annual report on Form 10-K will be available on the Company’s website as soon as reasonably practical.

ITEM 2.    PROPERTIES

The Company leases its headquarters located at 3318 Lakemont Boulevard, Fort Mill, South Carolina. The telephone number of our headquarters is (803) 396-3000. Our headquarters consists of approximately 100,000 square feet which accommodates our executive offices, operations, national sales, marketing, technical, finance and administrative staffs, and a warehouse. We also have local sales offices in various locations, and lease space at two satellite uplink facilities and warehouses in various locations. Approximately 95% of the total square footage of all of the Company’s facilities is leased and the remainder is owned.

The Company considers all of its properties, both owned and leased, suitable for its existing needs.

ITEM 3.    LEGAL PROCEEDINGS

The Company is subject to various proceedings in the ordinary course of its business. Management believes that such proceedings are routine in nature and incidental to the conduct of its business, and that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Muzak is a wholly owned subsidiary of the Company. The Company does not have an established public trading market for its equity securities. The equity securities of the Company are held by MEM Holdings LLC, AMFM Systems Inc., New York Life Capital Partners, Northwestern Mutual Life Insurance Company, and BancAmerica Capital Investors I, L.P., and by current or former management. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

The Company’s bank agreement, the indentures with respect to the Senior Subordinated Notes of Muzak, the indenture with respect to the Company’s Senior Discount Notes, and the Securities Purchase Agreement between the Company and BancAmerica Capital Investors I, L.P, and various Investors, restrict the ability of the Company to make dividends and distributions in respect of their equity.

During 2002, the Company issued and repurchased its membership units in the following transactions:

•	During 2002, the Company issued 502 Class B-1 Units, 508 Class B-2 Units, and 515 Class B-3 Units to members of management.

•	During 2002, the Company repurchased 209 Class B-1 Units, 211 Class B-2 Units, and 212 Class B-3 Units from members of management.

All of such issuances were deemed exempt from registration under the Securities Act by virtue of Section 4 (2) thereof, as transactions not involving a public offering.

ITEM 6.    SELECTED FINANCIAL DATA

Set forth below is Selected Financial Data for the Company for the years ended December 31, 2002, 2001, 2000, 1999, and the period from October 7, 1998 to December 31, 1998 and for Audio Communications Network, Inc. (the “Predecessor Company”) for the period from January 1, 1998 to October 6, 1998. The table should be read in conjunction with “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and our consolidated financial statements included elsewhere in this report.

					Period From October 7, 1998 Through December 31, 1998	Predecessor Company
	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999		Period From January 1, 1998 Through October 6, 1998
Statement Of Operations Data:
Net Revenues(1)	$217,756	$203,361	$192,148	$130,016	$5,914	$18,917
Income (Loss) from Operations	(2,597)	(11,921)	(3,550)	2,723	(119)	(906)
Interest expense	36,533	39,390	46,288	29,609	888	2,520
Net Loss(2)	(37,982)	(51,197)	(50,611)	(26,212)	(1,002)	(3,428)
Balance Sheet Data (At Period End):
Total assets	$476,246	$498,324	$540,075	$488,243	$72,927	$43,854
Intangible assets, net	270,756	292,546	324,544	314,364	49,039	24,152
Working Capital (deficit)	1,260	(491)	10,297	(10,253)	(41,676)	(1,726)
Long-term debt, including current portion	377,769	361,920	370,171	382,328	42,677	34,589
Other Data:
Capital expenditures for property and equipment	$37,384	$41,476	$43,638	$28,708	$1,308	$3,538
Cash flows provided by (used in) operations	31,589	38,035	(3,456)	(14,394)	1,167	1,593
Cash flows used in investing activities(1)	(38,789)	(42,908)	(90,109)	(336,911)	(68,336)	(3,538)
Cash flows provided by financing activities	6,398	4,444	94,302	352,287	68,072	1,655
EBITDA(3)	67,654	63,167	57,505	39,222	1,569	3,472

(1)	ABRY Partners formed Audio Communications Network LLC in October 1998 to acquire 8 Muzak franchises from Audio Communication Network, Inc, (the “Predecessor Company”). In March 1999, Muzak Limited Partnership, the franchisor, was merged into Audio Communications Network LLC. In connection with the merger, Audio Communications Network LLC changed its name to Muzak LLC. After the merger, Muzak made one, 10, and 11 acquisitions during 2001, 2000, and 1999, respectively.
(2)	Net loss for the year ended December 31, 2002 includes a $3.1 million charge to increase reserves for estimated prior period licensing royalties and related expenses and a charge of $0.5 million in connection with exploring various financing alternatives. Net loss for the year ended December 31, 2001 includes a $1.2 million charge related to a license fee audit and a charge of $0.7 million related to the postponed private placement of Senior Subordinated Notes.
(3)	The Company evaluates the operating performance of its business using several measures, one of them being EBITDA (defined as earnings before interest, income taxes (benefits), depreciation, and amortization). EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance, cash flow, or liquidity, as determined in accordance with generally accepted accounting principles, known as GAAP. However, management believes that EBITDA is a meaningful measure of performance and that it is commonly used in similar industries to analyze and compare companies on the basis of operating performance, leverage and liquidity, however, it is not necessarily comparable to similarly titled amounts of other companies.

Reconciliation of Net Loss to EBITDA:

					Period From October 7, 1998 Through December 31, 1998	Predecessor Company
	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999		Period From January 1, 1998 Through October 6, 1998
Net loss	$(37,982)	$(51,197)	$(50,611)	$(26,212)	$(1,002)	$(3,428)
Interest expense, net	36,483	39,291	46,073	29,394	888	2,520
Income tax provision (benefit)	(956)	(595)	(1,082)	(439)	—	8
Depreciation and amortization	70,109	75,668	63,125	36,479	1,683	4,372
EBITDA	$67,654	$63,167	$57,505	$39,222	$1,569	$3,472

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Muzak is the leading provider of business music programming in the United States based on market share. We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming.

For a typical Audio Architecture client generated by our owned operations, we make an initial one-time investment of approximately $1,200 (including equipment, installation labor, and sales commissions, net of installation fees) and currently generate approximately $45 of contribution (gross revenues less direct variable costs) per month per client location. This allows us to recover our investment within 26 months and generate a 56% annual return on investment per Audio Architecture client location, based on an average client relationship of 12 years.

For a typical Voice client generated by our owned operations, we make an initial one-time investment of approximately $600 (including equipment, installation labor and sales commissions, net of installation fees) and currently generate approximately $45 of contribution (gross revenues less direct variable costs) per month per client location. This allows us to recover our investment within 14 months and generate a 132% annual return on investment per Voice client location based on a typical five-year contract term.

For clients generated by our franchisees, we receive a net monthly fee of approximately $5 for each Audio Architecture client location and a fee for each program that we produce for a Voice client. The initial one-time investment for a new Audio Architecture or Voice client location generated by a franchisee is borne exclusively by the franchisee.

Revenues, Cost of Revenues, Expenses and New Client Investments

Revenues from the sale of music and other business services represented 74.9 % of our total revenue in 2002, while equipment and other services revenue represented the remaining 25.1% of our total revenue in 2002.

Revenues

Our music and other business services revenue is generated from:

•	the sale of our core products, Audio Architecture and Voice, by our owned operations to clients who pay monthly subscription fees;

•	fees received from franchisees related to Audio Architecture, Voice and the servicing of drive-thru systems; and

•	service contract revenues for maintenance and repair of drive-thru systems used by our quick-service restaurant clients.

We derive equipment and related services revenues from the sale of audio system-related products such as sound systems, noise masking, and intercoms, and non audio system related products such as closed circuit television to business music clients and other clients. Equipment and related services revenues also include revenue from the installation, service and repair of equipment installed under a client contract. Installation, service and repair revenues consist principally of revenues from the installation of sound systems and other equipment that is not expressly part of a client contract. Installation revenues from sales of music and other business services are deferred and recognized over the term of the respective contracts.

Costs of Revenues

The cost of revenues for music and other business services consists primarily of broadcast delivery, programming and licensing associated with providing music and other business programming to a client or a franchisee. The cost of revenues for equipment represents the purchase cost plus handling, shipping and warranty expenses. The cost of revenues for related services, which includes installation, service and repair, consists primarily of service and repair labor and labor for installation that is not associated with new client locations. The costs for installation that are associated with new client locations are capitalized as part of property and equipment and are depreciated over the initial contract term of five years.

Expenses

Selling, general and administrative expenses include salaries, benefits, commissions, travel, marketing materials, training and occupancy costs associated with staffing and operating local sales offices. These expenses also include personnel and other costs in connection with our headquarters functions. Subscriber acquisitions costs (sales commissions) are amortized as a component of selling, general and administrative expense over the initial contract term of five years. If a client’s contract is terminated early, the unamortized sales commission is typically recovered from the salesperson.

New Client Investment

The majority of our investments are comprised of our initial outlay for each new client location. We incur these costs only after receiving a signed contract from a client. Our typical initial one-time client installation investment per client location (including equipment, installation labor and sales commissions, net of installation fees) is approximately $1,200 and $600 per Audio Architecture and Voice client location, respectively. The cost of equipment installed at the client’s premises is recorded within property and equipment and amortized over five years. In the event of a contract termination, we can typically recover and reuse the installed equipment. Subscriber acquisitions costs incurred in connection with acquiring new client locations are amortized as a component of selling, general and administrative expense over the initial contract term of five years. If a client’s contract terminates early, the unamortized sales commission is typically recovered from the salesperson.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and the financial condition. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, fixed assets and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions which could materially affect the financial statements.

Allowance for doubtful accounts.    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments under their contracts. Management evaluates the credit risk and financial viability of the client to estimate the allowance. Although the Company does not believe that it has a concentration of risk in one industry or client, the deterioration in its client’s financial condition, resulting in an impairment of its clients ability to make payments, may require additional allowances.

Property and equipment.    The Company has significant property and equipment on its balance sheet which is primarily comprised of equipment provided to subscribers and the labor associated with the installation of the equipment provided to subscribers. We periodically review our property and equipment for possible impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Such review is based on undiscounted cash flow analysis and Muzak reduces the assets to fair value when the carrying amount exceeds the undiscounted cash flows. The undiscounted cash flow analysis requires management to estimate future cash flows which includes assumptions regarding sales growth and associated costs. Additionally, the valuation and classification of these assets and the assignment of useful depreciable lives involves judgment and the use of estimates. Changes in business conditions, technology, or customer preferences could potentially require future adjustments to asset valuations.

Intangible Assets.    The Company has significant intangible assets on its balance sheet that include goodwill and other intangibles resulting from numerous acquisitions. The valuation and classification of these assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions. The Company’s assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions could potentially require future adjustments to asset valuations.

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on January 1, 2002, which changed the methodology for assessing goodwill impairments. In connection with the adoption of SFAS No. 142, the Company evaluated the useful lives of its existing intangible assets and concluded that, with the exception of goodwill, all of its intangible assets have definite lives and that the existing useful lives are reasonable. The Company completed its testing of goodwill in accordance with SFAS No. 142 during the quarter ended June 30, 2002. As the fair value of goodwill exceeds the carrying amount of goodwill, the Company did not record an impairment charge. SFAS No. 142 requires goodwill of a reporting unit to be tested for impairment on an annual basis and between annual tests in certain circumstances.

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

Contingencies.    The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. The Company reviews a claim and records a charge when it is both probable and can be reasonably estimated. The determination of when a claim is both probable and can be reasonably estimated is based upon numerous factors including information available, historical experience, and the advice of internal and external counsel. Management’s evaluation of a claim may change based upon changes in these and other factors.

Results of Operations

Set forth below are discussions of the results of operations for Muzak Holdings LLC for the periods indicated.

Muzak Holdings LLC—Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.    Revenues were $217.8 million and $203.4 million for the years ended December 31, 2002 and 2001, respectively, an increase of 7.1%. Music and other business services revenue increased $12.5 million, or 8.3% in 2002 as compared to the year ended December 31, 2001. The growth in music and other business services revenue is due to an increase in new client locations, offset by a 10.7% churn rate. In response to higher than historical cancellation rates during 2001, the Company implemented programs at the local and national level to minimize churn. These efforts have been successful and we were able to reduce the churn rate 1.1% in 2002, down from 11.8% in 2001. During 2002, we added, net of churn of both acquisition locations and locations obtained through our sales and marketing efforts, 7,350 Audio Architecture, 5,050 Voice, and 1,300 other locations.

Equipment and related services revenue increased $1.9 million, or 3.5% in 2002 as compared to 2001. Due to an expected further reduction in new store location build outs among our national clients in 2002, particularly within the retail sector, the Company committed resources and renewed its focus on system sales such as sound systems, noise masking, drive-thru systems, and closed circuit television as a means to replace this expected reduction in equipment and labor revenues. The significant increase in equipment and related services revenue in the second half of 2002 is a direct result of these efforts. We expect that 2003 equipment and related services revenues will exceed 2002 levels.

Cost of Revenues.    Cost of revenues was $78.2 million and $71.5 million for the years ended December 31, 2002 and 2001, respectively, an increase of 9.4%. During the twelve months ended December 31, 2002, the Company increased its reserves for estimated prior period licensing royalties and related expenses by $3.1 million. During the twelve months ended December 31, 2001, the Company recorded a charge of $1.2 million in connection with a license fee audit. Excluding these expenses, cost of music and other business services revenues as a percentage of revenues was 19.2% and 19.9% for the years ended December 31, 2002 and 2001, respectively. This improvement was primarily due to the leveraging of fixed costs over a larger client base and labor savings achieved from the use of the Company’s Voice website, despite an increase in licensing royalties and satellite expenses.

Costs of equipment and related services as a percentage of revenues was 79.9% and 76.3% for the years ended December 31, 2002 and 2001, respectively. The increase in the cost of equipment and related services revenues as a percentage of revenues as compared to the 2001 period is due to the relatively fixed technician workforce and an increase in certain technician related costs, such as insurance, contractual union wage increases, and higher fuel and repair costs. The Company is focused on efficiently managing its labor technician costs and fully implemented its scheduling software in June 2002, which is designed to better manage and utilize internal and external labor resources. The Company has achieved savings from the efficient management of its labor resources in the second half of 2002 as evidenced by increased equipment and related services margins in the second half of 2002. The Company believes that equipment and related services margins will improve in 2003 as compared to 2002.

Selling, General and Administrative Expenses.    Selling, general, and administrative expenses were $72.0 million and $68.1 million for the years ended December 31, 2002 and 2001, respectively. This increase is largely attributable to the amortization of sales commissions, a non-cash component of selling, general, and administrative expenses. Amortization of sales commissions was $12.4 million and $9.5 million for the years ended December 31, 2002 and 2001, respectively. This increase is directly related to the increase in music and other business services revenues. Excluding the amortization of sales commissions, selling, general, and administrative expenses as a percentage of revenues were 27.4% and 28.8% for the fiscal years ended December 31, 2002 and 2001, respectively. This improvement is attributable to the Company’s continued focus on controlling expenses, primarily salaries and other employee related expenses. The years ended December 31, 2002 and 2001 include $0.5 million and $0.7 million, respectively, of charges incurred in connection with exploring various financing alternatives.

Depreciation and Amortization Expense.    Depreciation and amortization expense was $70.1 million and $75.7 million for the years ended December 31, 2002 and 2001, respectively, a decrease of 7.3%. This decrease is due to the adoption of SFAS No. 142 on January 1, 2002. In connection with the adoption, the Company ceased amortization of goodwill on January 1, 2002. During 2001, the Company recorded $9.2 million of amortization expense related to goodwill and trained workforce. Depreciation was $46.9 million and $40.8 million in the years ended December 31, 2002 and 2001, respectively. This increase is due to the increase in property and equipment in conjunction with the growth in the number of client locations generated by our sales force.

Interest expense.    Interest expense was $36.5 million and $39.4 million for the years ended December 31, 2002 and 2001, respectively, a decrease of 7.3%. This decrease is due to lower interest rates during 2002 as compared to the 2001 period. The effective interest rate for the twelve months ended December 31, 2002 and 2001 was 9.3% and 10.4%, respectively.

Income tax benefit.    Income tax benefit was $1.0 million and $0.6 million for the years ended December 31, 2002 and 2001, respectively, an increase of 60.7%. Muzak is a limited liability company and is treated as a partnership for income tax purposes.

Net loss.    The combined effect of the foregoing resulted in a net loss of $38.0 million for the year ended December 31, 2002 as compared to a loss of $51.2 million for the comparable 2001 period.

Muzak Holdings LLC—Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues.    Revenues were $203.4 million and $192.1 million for the years ended December 31, 2001 and 2000, respectively, an increase of 5.8%. Music and other business services revenue increased $12.3 million, or 8.9% in 2001 as compared to the year ended December 31, 2000. The growth in music and other business services revenue is due to an increase in new client locations, offset by an 11.8% churn rate. The 2001 churn rate was higher than historical levels due to more bankruptcies and business closures in our client base. During 2001, we added, net of churn of both acquisition locations and locations obtained through our sales and marketing efforts, 12,450 Audio Architecture, 1,870 Voice, and 1,900 other locations. Equipment and related services revenue decreased $1.1 million, or 2.0% in 2001 as compared to 2000. This decrease is largely due to less capital spending associated with a reduction in new location store build outs among national clients, particularly within the retail sector.

Cost of Revenues.    Cost of revenues was $71.5 million and $68.8 million for the years ended December 31, 2001 and 2000, respectively, an increase of 4.0%. Cost of revenues as a percentage of revenues was 35.2% and 35.8% for the years ended December 31, 2001 and 2000, respectively. This improvement was primarily due to the leveraging of fixed costs over a larger client base, offset by additional fixed charges for transponder capacity on Telstar 4, as well as a charge taken in the fourth quarter of 2001 in connection with a license fee audit. In addition, decreased equipment and related services revenues, coupled with disruptions in our technician work force’s ability to install new client locations in the days following September 11, 2001, resulted in lower equipment and related services margins.

Selling, General and Administrative Expenses.    Selling, general, and administrative expenses were $68.1 million and $63.8 million for the years ended December 31, 2001 and 2000, respectively. This increase is largely attributable to the amortization of sales commissions, a non-cash component of selling, general, and administrative expenses. Amortization of sales commissions was $9.5 million and $5.8 million for the years ended December 31, 2001 and 2000, respectively. This increase is directly related to the increase in music and other business services revenue since the merger. Excluding the amortization of sales commissions, selling, general, and administrative expenses as a percentage of revenues were 28.8% and 30.2% for the fiscal years ended December 31, 2001 and 2000, respectively. This improvement is attributable to the Company’s continued focus on controlling expenses, including travel, salaries and other employee related expenses, telephone and other administrative expenses.

Depreciation and Amortization Expense.    Depreciation and amortization expense was $75.7 million and $63.1 million for the years ended December 31, 2001 and 2000, respectively, an increase of 19.9%. This increase is due to the increase in property and equipment in conjunction with the growth in the number of client locations generated by our sales force.

Interest expense.    Interest expense was $39.4 million and $46.3 million for the years ended December 31, 2001 and 2000, respectively, a decrease of 14.9%. This decrease is due to lower outstanding debt balances and lower interest rates during 2001 as well as to the conversion of the $27.0 million sponsor notes into equity in May 2001.

Income tax benefit.    Income tax benefit was $0.6 million and $1.1 million for the years ended December 31, 2001 and 2000, respectively, a decrease of 45.0%. Muzak is a limited liability company and is treated as a partnership for income tax purposes.

Net loss.    The combined effect of the foregoing resulted in a net loss of $51.2 million for the year ended December 31, 2001 as compared to a loss of $50.6 million for the comparable 2000 period.

Liquidity and Capital Resources

Sources and Uses.    Our principal sources of funds have been cash generated from operations, borrowings under the senior credit facility, and contributions from the sponsors. Our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest and principal payments on our indebtedness. During the year ended December 31, 2002, $31.6 million of cash was provided by our operating activities, $38.8 million of cash was used in investing activities, and $6.4 million of cash was provided by financing activities. Cash was primarily used during 2002 to make investments relating to new client locations and to make principal and interest payments on the senior credit facility.

During 2003, we expect that our primary source of funds will be cash flows from operations and expect funding from borrowings under the senior credit facility to be minimal. As of December 31, 2002, we had outstanding debt of $185.8 million under our senior credit facility, with additional available borrowings of up to $27.9 million. Based upon current and anticipated levels of operations, we believe that our cash flows from operations, combined with availability under the senior credit facility, will be adequate to meet our liquidity needs for at least the next eighteen months. We are continuing our efforts to improve working capital balances, while implementing additional cost-saving initiatives, such as more efficiently utilizing our capital resources associated with new client locations. Overall, the Company’s business plan anticipates continued growth in new client locations, operational improvements, and increases in equipment and related services revenue. The Company strives to fund both investments in new client locations and interest and principal payments primarily through cash generated from operations rather than through borrowings under the Senior Credit Facility. Currently, the Company is funding investments in new client locations through cash generated from operations and is borrowing under its Senior Credit Facility for partial interest and principal payments. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are somewhat beyond our control.

In March 2002, the Company amended its senior credit facility to increase its aggregate revolving loan commitment under the Senior Credit Facility by $20.0 million, for a total commitment of $55.0 million and to modify certain financial covenants for 2002 and 2003. The senior credit facility contains restrictive covenants, which are customary for such facilities.

Capital Investments.    The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the year ended December 31, 2002, our total initial investment in new client locations was $47.7 million, which was comprised of equipment and installation costs attributable to new client locations of $31.4 million and $16.3 million in subscriber acquisition costs (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The subscriber acquisition costs are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term of five years. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term of five years.

We also invest in property and equipment to be used at our headquarters and within our owned operations. Our investment for such property and equipment for 2002 was approximately $4.5 million, consisting of system upgrades, furniture and fixtures, computers, and equipment to replenish the equipment exchange pool relating to our drive-thru systems client locations. In addition, during 2002, we incurred equipment and installation costs of $1.4 million relating to approximately 4,000 conversions from local broadcast technology to direct broadcast satellite transmission for existing client locations. We re-used existing receivers for the majority of these conversions, but incurred installation costs and costs associated with procuring satellite dishes.

We currently anticipate that our total initial investment in new client locations during 2003 will be approximately $51.0 million including $34.0 million of equipment and installation costs attributable to new client locations, and $17.0 million in sales commissions relating to new client locations. The Company is focused on reducing the initial investment associated with new client locations through the re-use of equipment and efficiencies gained from vendor consolidation and labor management. In addition, we anticipate our investment in property and equipment to be used at headquarters, equipment for use in the exchange pool for servicing drive-thru systems client locations, and equipment for conversions will be approximately $3.0 million.

Contractual Obligations.    The following table summarizes contractual obligations and commitments at December 31, 2002 (in thousands).

	Payments due by period
	1 year	2-3 years	4-5 years	After 5 years	Total
Long-term debt	$7,855	$96,975	$81,818	$191,121	$377,769
Capital lease obligations	2,188	2,670	197	—	5,055
Operating leases	8,966	13,351	7,565	23,596	53,478
Unconditional purchase obligations	11,058	15,740	6,825	—	33,623

Total contractual cash obligations	$30,067	$128,736	$96,405	$214,717	$469,925

Debt Maturities.    The senior credit facility provides for mandatory prepayments with net cash proceeds of certain asset sales, net cash proceeds of permitted debt issuances, and net cash proceeds from insurance recovery and condemnation events and requires annual excess cash repayments. We did not have such excess cash repayment during 2002 and do not expect to be required to make an annual excess cash repayment in 2003. The 9 7/8 % senior subordinated notes mature in March 2009. The senior discount notes mature in March 2010. The indenture governing the 9 7/8% senior subordinated notes and the senior discount notes provide that in the event of certain asset dispositions, the Company must apply net proceeds first to repay senior indebtedness. To the extent the net proceeds have not been applied within 360 days from the asset disposition to an investment in capital expenditures or other long term tangible assets used in the business, and to the extent the remaining net proceeds exceed $10.0 million, we must make an offer to purchase outstanding 9 7/8% senior subordinated notes at 100% of their principal amount plus accrued interest. To the extent there are excess funds are the purchase of the 9 7/8% senior subordinated notes, the Company must make an offer to purchase outstanding senior discount notes at 100% of the accreted value. Muzak and the Company must also make an offer to purchase outstanding 9 7/8% senior subordinated notes and the senior discount notes at 101% of their principal amount plus accrued and unpaid interest if a change in control of Muzak occurs.

Sensitivity to Interest Rate Changes.    Due to the variable interest rates under the senior credit facility, we are sensitive to changes in interest rates. Accordingly, in April 1999, we entered into a four year interest rate swap agreement in which we effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 5.59% fixed rate debt. We terminated this agreement on January 28, 2000 and in exchange received approximately $4.4 million. The proceeds were recorded as an adjustment to interest expense over the term of the new interest rate swap agreement. On January 28, 2000, we entered into a new interest rate swap agreement in which we effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 7.04% fixed rate debt. The interest rate swap agreement terminated on April 19, 2002. The Company entered into a three year interest rate cap on April 19, 2002, for which it paid a premium of $0.4 million. The interest rate cap protects the Company against LIBOR increases above 7.25% and is designated as a hedge of interest rates. A 0.5% increase in each of LIBOR and the Alternate Base Rate (1.40% and 4.25% respectively, at December 31, 2002) would impact interest costs by approximately $0.9 million annually on the senior credit facility.

Related party transactions

On March 15, 2002, Muzak borrowed $10.0 million from MEM Holdings in the form of junior subordinated unsecured notes, which we refer to as the sponsor notes. MEM Holdings is a holding company that owns 64.2% of the voting membership interests in the Company. ABRY Broadcast Partners III, L.P. and ABRY Broadcast Partners II, L.P. are the beneficial owners of MEM Holdings.

The sponsor notes accrue interest at 15% per annum; any accrued interest not paid as of March 31, June 30, September 30 or December 31 will bear interest at 15% per annum until such interest is paid or extinguished. The sponsor notes are junior and subordinate to payments for the Senior Credit Facility and the Senior Subordinated Notes. At any time, the sponsor notes may be converted into Class A-2 units of the Company at the direction of MEM Holdings. If the sponsor notes have not been repaid in full as of September 15, 2003, the sponsor notes will automatically be converted into Class A-2 units of the Company.

The Company has a Management and Consulting Services Agreement (“Management Agreement”) with ABRY Partners, which provides that Muzak will pay a management fee as defined in the Management Agreement. During 2002, 2001 and 2000, Muzak incurred fees of $0.4 million, $0.3 million, and $0.3 million, respectively under this agreement. Either Muzak or ABRY Partners, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other.

Seasonality

Muzak historically has experienced slight seasonality in its equipment and related services revenues and costs of revenues resulting primarily from a significant retail client base which constructs and opens new retail stores in time for the fourth quarter holiday season. However, this seasonality became less of a factor during 2001 due to less capital spending associated with a reduction in new location store build outs among national clients, particularly within the retail sector. Due to an expected further reduction in new store location build outs among national clients in 2002, the Company committed resources and renewed its focus on system sales such as sound systems, noise masking, drive-thru systems and closed circuit television as a means to replace this expected reduction in equipment and labor revenues. The significant increase in equipment and related services revenue for the second half of 2002 as compared to the first half of 2002 is a direct result of this focus. We continue to focus on system sales and expect the full year 2003 equipment and related services revenue to exceed the 2002 levels and that seasonality will be a minor factor in the level and timing of equipment revenues.

Inflation and Changing Prices

We do not believe that inflation and other changing prices have had a significant impact on our operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. The interest rate exposure for our variable rate debt obligations is currently indexed to LIBOR of one, two, or three months as selected by us, or the Alternate Base Rate. We use interest rate protection agreements to modify our exposure to interest rate movements and to reduce borrowing rates. See “Sensitivity to Interest Rate Changes” for a description of the Company’s interest rate cap.

The table below provides information about our debt obligations and interest rate protection agreement. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate protection agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Weighted average variable interest rates are based on implied LIBOR in the yield curve at the reporting date. The principal cash flows are in thousands.

	Expected Maturity Date							Fair Value December 31, 2002
	2003	2004	2005	2006	2007	Thereafter	Total
Debt:
Fixed rate ($US)	$411	$94	$101	$110	$118	$191,121	$191,955	$144,102
Average interest rate	10.2%	9.87%	9.87%	9.87%	9.88%	10.98%
Variable rate ($US)	$7,443	$27,649	$69,131	$81,590			$185,813	$185,813
Average interest rate	5.59%	6.76%	8.24%	9.12%
Interest Rate Derivatives:
Interest Rate Cap ($US Notional)	$96,430							$82
Cap Rate	7.25%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index in Item 15 of this annual report on Form 10-K. Quarterly information (unaudited) is presented in a footnote to the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Muzak is a wholly owned subsidiary of the Company. The Company is a limited liability company whose affairs are governed by a Board of Directors. The following table sets forth information about the directors of the Company and the executive officers of Muzak as of December 31, 2002. Each of the persons identified below as a director is currently a director of the Company. Mr. Yudkoff is the sole director of Muzak. The election of directors is subject to the terms of the Members Agreement and Securityholders Agreement and are described below under “Item 13. Certain Relationships and Related Transactions.”

Name	Age	Position and Offices

William A. Boyd	61	Director and Chief Executive Officer

Stephen P. Villa	39	Director, Chief Operating Officer, Chief Financial Officer and Treasurer

Michael K. Hoeltke	40	Senior Vice President, Owned Operations

Kenneth F. Kahn	40	Senior Vice President, Owned Operations

David M. Moore	39	Senior Vice President, Technical Operations

Michael F. Zendan II	39	General Counsel, Vice President and Assistant Secretary

Peni A. Garber	39	Director, Vice President and Secretary

David W. Unger	46	Director

Royce G. Yudkoff	47	Director and Vice President

Andrew Banks	47	Director

Juliana F. Hill	33	Director

Randall T. Mays	37	Director

The following sets forth biographical information with respect to the directors of the Company and executive officers of Muzak.

William A. Boyd has been the Chief Executive Officer of the Company since March 1999 and was the Chief Executive Officer of Old Muzak from 1997 to March 1999, Chairman of the Board of Music Holdings Corp., the general partner of the managing general partner of Old Muzak, from 1997 to March 1999 and was a director of Music Holdings Corp. from 1996 to March 1999. From 1995 to 1996, Mr. Boyd was a private investor. From 1982 to 1995, Mr. Boyd was owner and president of SunCom Communications, a large franchise of Old Muzak. Mr. Boyd was President of the independent trade organization representing the franchise network from 1994 to 1995 and from 1986 to 1987. Mr. Boyd was also President of Old Muzak’s Owned Affiliate division in 1987. Mr. Boyd started his career with Muzak in 1969 and has held various positions during his tenure with the Company’s predecessors.

Stephen P. Villa has been a Director and our Chief Operating Officer since October 2001 and has been Muzak’s Chief Financial Officer since September 2000. He served as the Chief Financial Officer and Treasurer of Frisby Technologies, Inc., from April 1998 to September 2000. From January 1997 to March 1998, Mr. Villa was the controller of Harman Consumer Group, an operating company of Harman International, Inc., which sells consumer electronic products. From September 1986 through January 1997, Mr. Villa held numerous positions with Price Waterhouse LLP in their New York and Paris offices. Mr. Villa’s last position with Price Waterhouse LLP was audit senior manager.

Michael K. Hoeltke has served as Senior Vice President of the Owned Operations—South Region since September 2002. From February 2002 to September 2002, he served as Vice President of Owned Affiliate Sales and as General Manager of Muzak’s Atlanta owned operation from March 1999 to February 2002. From January 1997 to March 1999, Mr. Hoeltke served as the Vice President of Sales for Capstar Broadcasting Corporation/Osborn Sound. Capstar Broadcasting Corporation was the Company’s independent franchisee serving territories in Atlanta, Albany, and Macon Georgia and in Ft. Myers Florida. The Parent acquired Capstar Broadcasting Corporation’s Muzak franchises on March 18, 1999. From July 1993 to January 1997, he served as Sales Manager for Osborn Sound’s Atlanta office.

Kenneth F. Kahn has served as Senior Vice President of the Owned Operations, North Region since September 2002. From April 2002 to September 2002, he served as Vice President of Sales and Marketing and as Vice President of Marketing from March 1999 to April 2002. Mr. Kahn served as the Vice President of Marketing for Old Muzak from 1997 to March 1999 and as Sales Manager for Old Muzak’s New York office from 1996 to 1997. Prior to joining Old Muzak, Mr. Kahn worked for Emphasis Music, Astroland Amusement Park, and Phase One Distribution.

Michael F. Zendan II has been the Company’s Vice President and General Counsel since October 1999. From 1996 to October 1999, Mr. Zendan was Assistant General Counsel (Aerospace) and Assistant Secretary for Coltec Industries Inc., and was Assistant General Counsel (Industrial) for Coltec Industries Inc. from 1994-1996, and served as Attorney and Senior Attorney for Coltec Industries Inc. from 1992-1994. From 1988-1992, he served as an Associate at Pepe & Hazard.

Peni A. Garber has served as Director, Vice President and Secretary since March 1999. She is a partner and Secretary of ABRY Partners, a private equity investment firm which focuses exclusively on media and communication companies. She joined ABRY Partners in 1990 from Price Waterhouse, where she served as Senior Accountant in the Audit Division from 1985 to 1990. Ms. Garber is presently a director or the equivalent of CommerceConnect Media Holdings, Inc., Nexstar Broadcasting Group LLC, Penton Media, Inc., and Quorum Broadcast Holdings Inc.

David W. Unger has served as a Director since March 1999 and as Managing Partner of Avalon Equity Partners since its inception in December 1999. Mr. Unger previously served as Vice President of Muzak from March 1999 to August 1999 and was Executive Vice President of Audio Communications Network from May 1997 to March 1999. Prior to May 1997, he was chairman of SunCom Communications, LLC, a franchise of Muzak. Since 1995, Mr. Unger has invested in, operated and sold communications businesses. Prior to 1995, Mr. Unger worked for Communications Equity Associates, TKR Cable Co. and Teleprompter Corp.

Royce G. Yudkoff has served as Director and Vice President since March 1999 and as the sole director of Muzak since March 1999. He is the President and Managing Partner of ABRY Partners, a private equity investment firm which focuses exclusively on media and communications companies. Prior to co-founding ABRY Partners, Mr. Yudkoff was a partner at Bain & Company, where he shared significant responsibility for the firm’s media practice. Mr. Yudkoff is presently a director or the equivalent of various companies including Quorum Broadcast Holdings Inc., and Nexstar Broadcasting Group LLC.

Andrew Banks has served as a Director since March 1999. He is Chairman of ABRY Partners. Prior to co-founding ABRY, Mr. Banks was a partner at Bain & Company where he shared significant responsibility for the firm’s media practice.

Juliana F. Hill has served as a Director since September 2000. She is the Vice President of Finance and Strategic Development of Clear Channel Communications Inc. Prior to joining Clear Channel Communications Inc. in March 1999, she was an associate at US West Communications. From September 1996 to June 1998, she was a student at J.L. Kellogg Graduate School of Management, Northwestern University. Prior to September 1996, she was an audit manager of Ernst & Young LLP.

Randall T. Mays has served as a Director since September 2000. He is an Executive Vice President, Chief Financial Officer and a Director of Clear Channel Communications Inc. Prior to serving in this capacity, he served as Treasurer of Clear Channel Communications from January 1993 to February 1997.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of Muzak’s Chief Executive Officer and Muzak’s four most highly compensated executive officers, at December 31, 2002, for services in all capacities to the Company.

Summary Compensation Table

		Annual Compensation			Long Term Compensation	All Other Compensation ($)(b)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)(a)
William A. Boyd(c)	2002	300,023		42,000	—	2,908
Chief Executive Officer	2001	300,023	—	42,000	—	2,908
	2000	300,034	—	42,000	—	2,700

Stephen P. Villa(d)	2002	212,117	—	4,474		6,600
Chief Operating Officer and	2001	149,995	25,000	—	57	28,300	(e)
Chief Financial Officer	2000	50,000	—	—	15,386	900

Kenneth F. Kahn(f)	2002	159,923	—	6,000	—	4,794
Senior Vice President,	2001	154,000	—	6,000		5,412
Owned Operations—North Region	2000	144,670	39,333	6,000	—	5,389

Michael K. Hoeltke(g)	2002	145,463	206,242	4,800	—	6,600
Senior Vice President,	2001	119,995	175,134	4,800	—	6,610
Owned Operations—South Region	2000	120,000	108,390	3,600		5,990

Michael F. Zendan II(h)	2002	125,000				4,500
Vice President and	2001	117,304	—	—	—	4,223
General Counsel	2000	115,000	15,000	—	3,400	4,680

(a)	Consists of non-voting equity interests issued by the Company to key employees.
(b)	Consists of contributions by the Company to a defined contribution 401(k) plan.
(c)	Other Annual Compensation consists of a housing allowance of $36,000, $36,000 and $30,000 and a car allowance of $6,000, $6,000 and $5,000 in 2002, 2001, and 2000, respectively. Aggregate restricted stock holdings were 898 shares, with a value on December 31, 2002 of $26,038. 57.2% of the restricted stock award was vested on March 17, 2002. The remainder is to vest 14.3% each on March 17, 2003, and March 17, 2004. After March 17, 2004, the restricted stock holdings are 100% vested.
(d)	Has served as Chief Operating Officer since October 2001 and as Chief Financial Officer since September 2000. Other Annual Compensation consists of a car allowance of $4,474 in 2002. Aggregated restricted stock holdings were 821 shares, with a value on December 31, 2002 of $23,774. The vesting schedule of 294 shares of the restricted stock holdings is as follows: two-fifths was vested on September 27, 2002, with the remainder vesting in three additional installments of 58.8 shares each on September 27, 2003, September 27, 2004, and September 27, 2005. The vesting schedule for 57 shares of the restricted stock holdings is as follows: two-fifths of the restricted stock award was vested on January 1, 2003. The remainder is to vest in three additional installments of 11.4 shares each on January 1, 2004, January 1, 2005, and January 1, 2006. The vesting schedule for 470 shares of the restricted stock holdings is 20% each on October 2, 2003, October 2, 2004, October 2, 2005, and October 2, 2006. After October 2, 2006, the restricted stock holdings are 100% vested.
(e)	Consists of contributions by the Company to a defined contribution plan of $6,300 and relocation expenses of $22,000.
(f)

Has served as Senior Vice President, Owned Operations North Region since September 2002. Other annual compensation consists of a car allowance of $6,000 in 2002, 2001, and 2000. Aggregated restricted stock holdings were 439 shares, with a value on December 31, 2002 of $12,714. The vesting schedule of 351 shares of the restricted stock holdings is as follows: two-fifths was vested on March 17, 2002, with the remainder vesting 20% each on March 17, 2003 and March 17, 2004. After March 17, 2004, the restricted stock holdings are 100% vested. The vesting schedule for the remaining 88 shares of the restricted stock holdings is as follows: 20% each on September 11, 2004, September 11, 2005, September 11, 2006, and September 11, 2007. After September 11, 2007, the restricted stock holdings are 100% vested.

(g)	Has served as Senior Vice President, Owned Operations South Region since September 2002. Bonus amounts were earned while serving in capacity as a General Manager for Muzak’s Atlanta owned operation. Other annual compensation consists of a car allowance of $4,800, $4,800, and $3,600 in 2002, 2001, and 2000, respectively. Aggregate restricted stock holdings were 439 shares, with a value of $12,714 on December 31, 2002. The vesting schedule for 88 shares of the restricted stock holdings is as follows: two-fifths vested on March 17, 2002, with the remainder vesting 20% each on March 17, 2003 and March 17, 2004. After March 17, 2004, the restricted stock holdings are 100% vested. The vesting schedule for the remaining 351 shares of the restricted stock holdings is as follows: one-fifth will vest on September 11, 2004, with the remainder vesting 20% each on September 11, 2005, September 11, 2006, and September 11, 2007. After September 11, 2007, the restricted stock holdings are 100% vested.
(h)	Aggregated restricted stock holdings were 136 shares, with a value on December 31, 2002 of $4,005. Two fifths of the restricted stock award vested on June 21, 2002. The remainder is to vest in three additional installments of 27.2 shares on June 21, 2003, June 21, 2004 and June 21, 2005.

Voting and Terms of Office

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Company, each director of the Company is designated as either a “Class A Director” or a “Class B Director.” Each Class A Director is entitled to three votes and each Class B Director is entitled to one vote. Any decisions to be made by the Board of Directors, requires the approval of a majority of the votes of the Board of Directors. The authorized number of each class of directors is three Class A Directors, Messrs. Banks and Yudkoff and Ms. Garber, and five Class B Directors, Messrs. Boyd, Villa, Unger and Mays and Ms. Hill. The number of directors may be increased or decreased by the Board of Directors. Directors hold office until their respective successors are elected and qualified or until their earlier death, resignation or removal.

Management Employment Agreements

William A. Boyd.    Pursuant to the amended and restated employment agreement dated as of March 16, 2001 by and among Mr. Boyd, the Company and Muzak, the Company agreed to employ Mr. Boyd as Chief Executive Officer until his resignation, death, disability or termination of employment. Under the employment agreement, Mr. Boyd is:

•	entitled to a minimum base salary of $300,000, with a 5% annual increase,

•	eligible for a bonus, as determined by the Board of Directors of the Company,

•	prohibited from competing with the Company during the term of his employment period and for a period of twenty-four months thereafter; and

•	prohibited from disclosing any confidential information gained during his employment period.

If the Company terminates Mr. Boyd’s employment without “cause,” Mr. Boyd will be entitled to receive his base salary for a period of one year thereafter.

Stephen P. Villa.    Pursuant to the employment agreement dated as of November 5, 2002 by and among Mr. Villa, the Company, and Muzak, the Company agreed to employ Mr. Villa as Chief Operating Officer, Chief Financial Officer, and Treasurer until his resignation, death, disability or termination of employment. Under the employment agreement, Mr. Villa is:

•	Entitled to a minimum base salary of $200,000, with a 5% annual increase,

•	Eligible for a bonus, as determined by the Board of Directors of the Company,

•	Prohibited from competing with the Company during the term of his employment period and for a period of twenty-four months thereafter, and

•	Prohibited from disclosing any confidential information gained during his employment period.

If the Company terminates Mr. Villa’s employment without “cause,” Mr. Villa will be entitled to receive his base salary for a period of one year thereafter.

Other Executive Officers.    Each of Messrs. Hoeltke, Kahn, Moore, and Zendan, is a party to an employment agreement with the Company, the terms of which are the same in all material respects. Each agreement may be terminated at any time by either party. Under the agreements, the executive is:

•	entitled to compensation in accordance with the Company’s employee compensation plan, which may be amended by the Company at any time;

•	prohibited from competing with the Company during the term of employment and for 18 months thereafter; and

•	prohibited from disclosing any confidential information gained during the executive’s employment period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Class A and Class A-1 units of the Company, which are the only outstanding membership interests in the Company with voting rights, as of February 28, 2003, by:

•	holders having beneficial ownership of more than 5% of the voting equity interest of the Company;

•	each director of the Company;

•	each of Muzak’s executive officers shown in the summary compensation table; and

•	all directors and executive officers as a group.

	Beneficial Ownership(a)
Beneficial Owner	Number	Percentage
MEM Holdings, LLC(b)	84,991	64.2%
111 Huntington Avenue, 30th floor
Boston, MA 02199
AMFM Systems Inc.(c)	27,233	20.6%
200 East Basse Road
San Antonio, Texas 78209
William A. Boyd	1,323	1.0%
Stephen P. Villa	—	*
Michael K. Hoeltke	—	*
Kenneth F. Kahn	11	*
Michael F. Zendan II	—	*
Andrew Banks	—	*
Peni A. Garber	—	*
Juliana F. Hill	—	*
Randall T. Mays	—	*
David W. Unger	1,255	1.0%
Royce G. Yudkoff(d)	84,991	64.2%
All directors of the Company and executive officers of Muzak as a group (11 persons)	87,580	66.1%

*	Less than 1%
(a)	“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, the Company believes that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.
(b)	MEM Holdings, LLC is controlled by ABRY Broadcast Partners II, L.P. and ABRY Broadcast Partners III, L.P., both of which are affiliates of ABRY Partners.
(c)	AMFM Systems Inc. is owned by Clear Channel Communications, Inc.
(d)	Mr. Yudkoff is the sole owner of the equity interests of ABRY Holdings III, Inc., the general partner of ABRY Equity Investors, L.P., the general partner of ABRY Broadcast Partners III. Mr. Yudkoff is also the sole owner of ABRY Holdings, Inc., the general partner of ABRY Capital, L.P., which is the general partner of ABRY Broadcast Partners II. As a result, Mr. Yudkoff may be deemed to beneficially own the shares owned by ABRY Broadcast Partners III, and ABRY Broadcast Partners II, which are the beneficial owners of MEM Holdings. The address of Mr. Yudkoff is the address of MEM Holdings.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investor Securities Purchase Agreement

David W. Unger, ABRY Broadcast Partners III and the Company are parties to an Investor Securities Purchase Agreement dated as of October 6, 1998, pursuant to which the Company sold to investors, and investors purchased from the Company, Class A units of the Company. The investors are entitled to indemnification in some circumstances to the extent the Company is determined to have breached representations, warranties or agreements contained in the Investor Securities Purchase Agreement.

Subscription Agreements

From June to September 2000, the Company sold a total of $25.0 million of its Class A-1 units to certain investors (including approximately $14.4 million of Class A-1 units to MEM Holdings LLC and approximately $4.7 million of Class A-1 units to AMFM Systems) pursuant to Subscription Agreements at a price per unit of $2,800.

Members Agreement

The Company, MEM Holdings, Mr. Unger, Mr. Koff, Mr. Boyd, Music Holdings Corp., CMS Co-Investment Subpartnership, CMS Diversified Partners, L.P. and Stephen Jones are parties to a Second Amended and Restated Members Agreement dated as of October 18, 2000. Pursuant to the Members Agreement, MEM Holdings, Mr. Unger, Mr. Koff, Mr. Boyd, Music Holdings Corp., CMS Co-Investment Subpartnership, CMS Diversified Partners, L.P. and Stephen Jones have agreed to vote their equity interests in the Company to elect Mr. Unger and Mr. Boyd to the Board of Directors of the Company. The Members Agreement also contains:

•	“co-sale” rights exercisable in the event of specified sales by MEM Holdings or its permitted transferees;

•	“drag along” sale rights exercisable by the Board of Directors of the Company and holders of a majority of the then outstanding Class A units in the event of an Approved Company Sale, as defined in the Members Agreement;

•	preemptive rights;

•	restrictions on transfers of membership interests by Mr. Unger, Mr. Koff, Mr. Boyd, Music Holdings Corp., CMS Co-Investment Subpartnership, CMS Diversified Partners, L.P. and Stephen Jones and its permitted transferees; and

•	rights to first refusal exercisable by MEM Holdings, Mr. Unger, Mr. Koff, Mr. Boyd and the Company on any transfer by Music Holdings Corp.

The voting restrictions will terminate with respect to Mr. Unger upon the first to occur of an Approved Company Sale or a specified liquidity event with respect to Mr. Unger’s Class A units, and with respect to Mr. Boyd upon the earlier of an Approved Company Sale and the date on which he ceases to serve as the CEO of the Company. The co-sale, drag along, transfer restrictions and rights of first refusal will terminate upon consummation of the first to occur of a Qualified Public Offering, as defined in the Members Agreement, or an Approved Company Sale.

Securityholders Agreement

The Company, MEM Holdings, AMFM Systems and other investors are parties to an Amended and Restated Securityholders Agreement dated as of March 15, 2002. Pursuant to the Securityholders Agreement, the parties have agreed to vote their equity interests in the Company to establish the composition of the Board of

Directors of the Company and to provide observer rights for specified investors to attend meetings of the Board of Directors. The Securityholders Agreement also contains:

•	“co-sale” rights exercisable in the event of specified sales by MEM Holdings or AMFM Systems;

•	“drag along” rights exercisable by the Board of Directors of the Company and holders of a majority of the then outstanding Class A units and Class A-1 units, in the event of an Approved Company Sale, as defined in the Securityholders Agreement;

•	preemptive rights;

•	restrictions on transfers of membership interests by MEM Holdings, AMFM Systems and other investors party to the Securityholders Agreement and its permitted transferees; and

•	rights of first offer exercisable by AMFM Systems on any transfer by MEM Holdings, and vice versa, and rights of first offer exercisable by MEM Holdings and AMFM Systems on any transfer by the other parties to the Securityholders Agreement.

The voting restrictions will terminate upon an Approved Company Sale. The co-sale rights will terminate upon the consummation of the first to occur of an initial Public Offering by the Company, as defined in the Securityholders Agreement, or an Approved Company Sale. The drag along rights, preemptive rights and the rights of first offer will terminate on the consummation of the first to occur of a Qualified Public Offering, as defined in the Securityholders Agreement, or an Approved Company Sale.

Registration Agreement

The Company, MEM Holdings, Mr. Koff, Mr. Boyd, Mr. Unger, Music Holdings Corp., AMFM Systems, Inc, and other investors are parties to a Second Amended and Restated Registration Agreement dated as of October 18, 2000. Pursuant to this Registration Agreement, the holders of a majority of the ABRY Registrable Securities, as defined in the Registration Agreement, may request a demand registration under the Securities Act of all or any portion of the ABRY Registrable Securities:

•	on Form S-1 or any similar long-form registration,

•	on Form S-2 or S-3 or any similar short-form registration, if available, and

•	on any applicable form pursuant to Rule 415 under the Securities Act.

In accordance with the Registration Agreement, the holders of a majority of AMFM Registrable Securities, as defined in the Registration Agreement, may request a demand registration under the Securities Act of all or any portion of the AMFM Registrable Securities on Form S-1 or any similar long-form registration and on Form S-2 or S-3 or any similar short-form registration. In addition, the holders of at least 60% of the Preferred Registrable Securities, as defined in the Registration Agreement, may request a demand registration under the Securities Act of all or any portion of the Preferred Registrable Securities on Form S-1, but the registration will be effected as a short-form registration, if available. All holders of Registrable Securities, as defined in the Registration Agreement, will have “piggyback” registration rights, which entitle them to include their Registrable equity securities in registrations of securities by the Parent, subject to the satisfaction of specified conditions.

The Company is responsible for all expenses incident to its performance under the Registration Agreement, including without limitation all registration and filing fees, and expenses of compliance with securities or blue sky laws, printing expenses, fees of counsel for the Company and the holders of Registrable securities and all independent certified public accountants and underwriters.

ABRY Partners Management and Consulting Services Agreement

Pursuant to an Amended and Restated Management and Consulting Services Agreement between ABRY Partners and the Company dated March 18, 1999, ABRY Partners is entitled to a management fee when, and if, it provides advisory and management consulting services to the Company. During 2002, 2001 and 2000, Muzak incurred fees of $0.4 million, $0.3 million, and $0.3 million, respectively under this agreement. Either ABRY Partners or the Company, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other.

Related Party Debt

On March 15, 2002, Muzak borrowed $10.0 million from MEM Holdings in the form of junior subordinated unsecured notes, which we refer to as the sponsor notes. MEM Holdings is a holding company that owns 64.2% of the voting membership interests in the Company. ABRY Broadcast Partners III, L.P. and ABRY Broadcast Partners II, L.P. are the beneficial owners of MEM Holdings.

The sponsor notes accrue interest at 15% per annum; any accrued interest not paid as of March 31, June 30, September 30 or December 31 will bear interest at 15% per annum until such interest is paid or extinguished. The sponsor notes are junior and subordinate to payments for the Senior Credit Facility and the Senior Subordinated Notes. At any time, the sponsor notes may be converted into Class A-2 units of the Company. If the sponsor notes have not been repaid in full as of September 15, 2003, the sponsor notes will automatically be converted into Class A-2 units of the Company.

From July 1, 1999 through November 24, 1999, the Company borrowed an aggregate amount of $30.0 million from MEM Holdings in the form of sponsor notes. We repaid $3.0 million of the sponsor note with the proceeds received from a preferred membership unit offering in October 2000. The remaining $27.0 million, plus $6.7 million of accrued interest, was converted into Class A units of the Company in May 2001.

Family Relationships

William Boyd, the Company’s Chief Executive Officer, is the father of Robert Boyd, the Company’s General Manager of the Mid-Atlantic owned operation. Robert Boyd was paid an aggregate salary and bonus of $145,497 for his services during the year. William Boyd, is also the father of Andy Boyd. Andy Boyd joined the Company in 2003 as a local account executive in the Company’s Denver office.

Michael Hoeltke, the Company’s Senior Vice President of the Owned Operations—South Region, is the husband of Tracy Hoeltke, one of the Company’s National account executives. Tracy Hoeltke was paid aggregate commissions and bonus of $299,729 for her services during the year.

ITEM 14.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure and control procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure and control procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these subsequent to the date of their evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

(a)(3)  Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of January 29, 1999 among ACN Holdings, LLC, Audio Communication Network, LLC, Muzak Limited Partnership, MLP Acquisition L.P. and Muzak Holdings Corp.(1)

2.2

First Amendment to the Agreement and Plan of Merger dated as of March 17, 1999 by and among Muzak Holdings LLC (f/k/a ACN Holdings, LLC), Audio Communications Network, LLC, Muzak Limited Partnership, MLP Acquisition, L.P. and Muzak Holdings Corp.(1)

2.3	Contribution Agreement between Capstar Broadcasting Corporation and ACN Holdings, LLC dated as of February 19, 1999.(2)

2.4	First Amendment dated as of March 18, 1999, to the Contribution Agreement dated as of February 19, 1999, between Capstar Broadcasting Corporation and Muzak Holdings, LLC (f/k/a ACN Holdings, LLC).(2)

3.1	Certificate of Formation of ACN Operating, LLC.(1)

3.2	Certificate of Amendment of the Certificate of Formation of ACN Operating, LLC.(1)

3.3	Certificate of Merger merging Muzak Limited Partnership into Audio Communications Network, LLC.(1)

3.4	Certificate of Incorporation of Muzak Finance Corp.(1)

3.5	Certificate of Incorporation of Muzak, Inc.(1)

3.6	First Amendment to Certificate of Incorporation of Muzak, Inc.(1)

Exhibit Number	Description

3.7	Certificate of Formation of MLP Environmental Music, LLC.(1)

3.8	Articles of Incorporation of Music Acquisition, Inc.(1)

3.9	Certificate of Amendment by Shareholders of Music Acquisition, Inc. to the Articles of Incorporation of Music Acquisition, Inc.(1)

3.10	Certificate of Amendment by Shareholders to the Articles of Incorporation of Ohio Sound and Music, Inc.(1)

3.11	Certificate of Formation of ACN Holdings, LLC.(1)

3.12	Certificate of Amendment to the Certificate of Formation of ACN Holdings, LLC.(1)

3.13	By-laws of Muzak Finance Corp.(1)

3.14	By-laws of Muzak, Inc.(1)

3.15	Amended and Restated Limited Liability Agreement of MLP Environmental Music, LLC, dated as of March 18, 1999.(1)

3.16	Code of Regulations of Business Sound, Inc.(1)

3.17	Certificate of Formation of BI Acquisition, LLC.(1)

3.18	Limited Liability Agreement of BI Acquisition, LLC dated as of August 18, 1999.(1)

3.19	Certificate of Incorporation of ACN Holdings, Inc.(2)

3.20	Certificate of Amendment of Certificate of Incorporation of ACN Holdings, Inc.(2)

3.21	By-laws of ACN Holdings, Inc.(2)

3.22	Fourth Amended and Restated Limited Liability Agreement of Muzak Holdings LLC dated as of March 15, 2002.(11)

4.1

Indenture, dated as of March 18, 1999 by and among Muzak LLC and Muzak Finance Corp., as Issuers, Muzak Capital Corporation, MLP Environmental Music, LLC, Business Sound, Inc. and ACN Holdings LLC, as Guarantors and State Street Bank and Trust Company, as Trustee.(1)

4.2	Form of 9 7/8% Senior Subordinated Notes due 2009 (included in Exhibit 4.1 above as Exhibit A).(1)

4.3

Registration Rights Agreement, dated as of March 18, 1999 by and among Muzak LLC and Muzak Finance Corp., the Guarantors named therein and CIBC Oppenheimer Corp. and Goldman, Sachs & Co., as Initial Purchasers.(1)

4.4

Purchase Agreement, dated March 12, 1999 by and among Audio Communications Network, LLC and Muzak Finance Corp., the Guarantors named therein and CIBC Oppenheimer Corp. and Goldman, Sachs & Co., as Initial Purchasers.(1)

4.5

Supplemental Indenture, dated as of August 30, 1999 by and among Muzak LLC, Muzak Finance Corp., Muzak Capital Corporation, MLP Environmental Music, LLC, Business Sound, Inc., Muzak Holdings LLC and BI Acquisition, LLC, as Guarantors and State Street Bank and Trust Company, as Trustee.(1)

4.6	Indenture, dated as of March 18, 1999 by and among Muzak Holdings LLC and Muzak Holdings Finance Corp., as Issuers and State Street Bank and Trust Company, as Trustee.(2)

4.7	Form of Series A 13% Senior Discount Notes due 2010 (included in Exhibit 4.1 above as Exhibit A).(2)

4.8

Registration Rights Agreement, dated as of March 18, 1999, Muzak Holdings, LLC and Muzak Holdings Finance Corp., and Issuers and CIBC Oppenheimer Corp. and Goldman, Sachs & Co. as Initial Purchasers.(2)

Exhibit Number	Description

4.9

Purchase Agreement, dated as of March 12, 1999, by and among ACN Holdings, LLC and Muzak Holdings Finance Corp., as Issuers and CIBC Oppenheimer Corp. and Goldman, Sachs & Co. as Initial Purchasers.(2)

4.10

Supplemental Indenture, dated as of February 24, 2000 by and among Telephone Audio Productions, Inc., Muzak LLC, and subsidiaries, as Guarantors and State Street Bank and Trust Company, as Trustee (Senior Subordinated Notes).(5)

4.11

Supplemental Indenture, dated as of March 24, 2000 by and among Vortex Sound Communications Company, Inc., Muzak LLC, and subsidiaries, as Guarantors and State Street Bank and Trust Company, as Trustee (Senior Subordinated Notes).(5)

4.12

Supplemental Indenture, dated as of March 31, 2000 by and among Music Incorporated, Muzak LLC, and subsidiaries, as Guarantors and State Street Bank and Trust Company, as Trustee (Senior Subordinated Notes).(5)

4.13

Supplemental Indenture, dated as of March 31, 2000 by and among Muzak Houston, Inc., Muzak LLC, and subsidiaries, as Guarantors and State Street Bank and Trust Company, as Trustee (Senior Subordinated Notes).(5)

4.14	Muzak LLC 15% Junior Unsecured Promissory Note due 2007.(11)

10.1

Credit and Guaranty Agreement, dated as of March 18, 1999 among Audio Communications Network, LLC, as Borrower, Muzak Holdings LLC and certain subsidiaries of Audio Communications Network, LLC, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as Syndication Agent, Canadian Imperial Bank of Commerce, as Administrative Agent and Goldman Sachs Credit Partners L.P. and CIBC Oppenheimer Corp. as Co-Lead Arrangers.(1)

10.2

Pledge and Security Agreement, dated as of March 18, 1999, among Audio Communications Network, LLC, Muzak Holdings LLC, and certain present and future domestic subsidiaries of Audio Communications Network, LLC, as Guarantors, and Canadian Imperial Bank of Commerce, as agent for the benefit of Lenders and Lender Counterparties and Indemnities.(1)

10.3*

Amended and Restated Members Agreement, dated as of March 18, 1999, by and among Muzak Holdings LLC (f/k/a ACN Holdings, LLC), MEM Holdings LLC, David Unger, Joseph Koff, William Boyd and Music Holdings Corp.(1)

10.4*	Management and Consulting Services Agreement dated as of October 6, 1998 by and between ABRY Partners, Inc. and ACN Operating, LLC.(1)

10.5*	Form of Employment Agreement by and between Muzak LLC and each of the executive officers of Muzak other than William A. Boyd and David Unger.(1)

10.6*	Amended and Restated Executive Employment Agreement, dated as of March 16, 2001, among Muzak Holdings LLC, Muzak LLC, and William A. Boyd.(10)

10.10	Securities Repurchase Agreement dated as of October 6, 1998 by and among ACN Holdings, LLC, David Unger and ABRY Broadcast Partners III, L.P.(2)

10.11	Amended and Restated Securityholders Agreement dated as of October 18, 2000 by and among Muzak Holdings LLC and the various parties named therein.(7)

10.12	Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.(7)

10.13

First Amendment, Consent and Waiver, dated as of July 1, 1999 to the Credit and Guaranty Agreement, dated as of March 18, 1999 among Muzak LLC, as Borrower, Muzak Holdings LLC and certain Subsidiaries of Muzak LLC, as Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Syndication Agent, Canadian Imperial Bank of Commerce, as Administrative Agent and Goldman Sachs Credit Partners L.P. and CIBC Oppenheimer Corp. as Co-Lead Arrangers.(1)

Exhibit Number		Description

10.14		Second Amendment Consent and Waiver dated October 26, 1999 to the Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak LLC as borrower.(3)

10.15		Third Amendment Consent and Waiver dated January 14, 2000 to the Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak LLC as Borrower.(4)

10.16		Fourth Amendment and Waiver dated August 2, 2000 to the Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak LLC as Borrower.(6)

10.17		Investor Securities Purchase Agreement dated as of October 6, 1998 by and among ACN Holdings, LLC and the investors named therein.(2)

10.18		Form of Incentive Unit Agreement by and among Muzak Holdings LLC, each of the Name Executives and ABRY Broadcast Partners III, L.P.(2)

10.19		Waiver dated as of February 26, 2001, to the Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak LLC as borrower.(9)

10.20		Fifth Amendment dated as of May 15, 2001 to the Credit and Guaranty Agreement, dated as of March 18, 1999 with Muzak LLC as borrower.(10)

10.21		Sixth Amendment dated as of March 8, 2002, to the Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak LLC as borrower.(11)

10.22

First Amendment dated as of May 8, 2001 to the Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.(11)

10.23

Second Amendment dated as of March 8, 2002 to the Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.(11)

10.24		Amended and Restated Securityholders Agreement dated as of March 15, 2002 by and among Muzak Holdings LLC and the various parties named therein(12)

10.25	*	Executive Employment Agreement dated as of November 5, 2002, among Muzak Holdings LLC, Muzak LLC, and Stephen P. Villa(13)

21.1		Subsidiaries of Muzak LLC and Muzak Finance Corp.(1)

99.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

99.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Muzak LLC’s Registration Statement on Form S-4, File No. 333-78571.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-4, File No. 333-78573.
(3)	Incorporated by reference to Muzak LLC’s Report on Form 10-Q for the fiscal quarter ended September 30, 1999.
(4)	Incorporated by reference to Muzak LLC’s Report on Form 10-K/A for the year ended December 31, 1999.
(5)	Incorporated by reference to Muzak LLC’s Report on Form 10-Q for the fiscal quarter ended March 31, 2000.
(6)	Incorporated by reference to Muzak LLC’s Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
(8)	Incorporated by reference to Muzak LLC’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(9)	Incorporated by reference to Muzak LLC’s Report on Form 10-Q for the fiscal quarter ended March 31, 2001.
(10)	Incorporated by reference to Muzak LLC’s Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

(11)	Incorporated by reference to Muzak LLC’s Report on Form 10-K for the year ended December 31, 2002.
(12)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended March 31, 2002.
(13)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

(b) Reports on Form 8-K.

(c) During the last quarter of the fiscal year for which this report on Form 10-K was filed, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of March 2003.

MUZAK HOLDINGS FINANCE CORP.

MUZAK HOLDINGS LLC

By:	/s/ WILLIAM A. BOYD
William A. Boyd Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 4th day of March 2003.

Signature	Title

/s/ WILLIAM A . BOYD William A. Boyd	Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN P. VILLA Stephen P. Villa	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Muzak Holdings LLC

Section 302 Certifications

Certification of the Chief Financial Officer

I, Stephen P. Villa, Chief Financial Officer of Muzak Holdings LLC certify that:

1.	I have reviewed this annual report on Form 10-K of Muzak Holdings LLC;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 4, 2003

Stephen P. Villa

Chief Financial Officer

Muzak Holdings LLC

Section 302 Certifications

Certification of the Chief Executive Officer

I, William A. Boyd, Chief Executive Officer of Muzak Holdings LLC certify that:

1.	I have reviewed this annual report on Form 10-K of Muzak Holdings LLC;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 4, 2003

William A. Boyd

Chief Executive Officer

Report of Independent Accountants

To the Board of Directors

of Muzak Holdings LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 29 present fairly, in all material respects, the financial position of Muzak Holdings LLC (the “Company”) and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002 and Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001.

/s/    PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 21, 2003

ITEM 1.    FINANCIAL STATEMENTS

MUZAK HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2002	December 31, 2001
ASSETS
Current Assets:
Cash	$1,781	$2,583
Accounts receivable, net of allowances of $1,708 and $1,943	26,531	24,313
Inventories	11,401	9,402
Prepaid expenses and other assets	1,719	1,441

Total current assets	41,432	37,739
Property and equipment, net	110,889	118,019
Intangible assets, net	270,756	292,546
Deferred subscriber acquisition costs, net	41,410	37,442
Other assets, net	11,759	12,578

Total assets	$476,246	$498,324

LIABILITIES AND MEMBERS’ INTEREST
Current Liabilities:
Accounts payable	$10,049	$5,192
Accrued expenses	18,304	21,278
Current maturities of other liabilities	2,924	4,115
Current maturities of long term debt	7,855	6,775
Advance billings	1,040	870

Total current liabilities	40,172	38,230
Long-term debt	359,914	355,145
Related party notes	10,000	—
Other liabilities	10,215	12,895
Commitments and Contingencies (See Note 14)
Mandatorily redeemable preferred units	109,114	92,266
Members’ Interest:
Class A units	117,167	133,141
Class B units	97	1,263
Accumulated other comprehensive loss	(290)	(2,455)
Accumulated deficit	(170,143)	(132,161)

Total members’ interest	(53,169)	(212)

Total liabilities and members’ interest	$476,246	$498,324

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenues:
Music and other business services	$162,999	$150,472	$138,167
Equipment and related services	54,757	52,889	53,981

	217,756	203,361	192,148

Cost of revenues:
Music and other business services (excluding $44,581, $37,189, and $30,526 of depreciation and amortization expense)	34,467	31,172	29,756
Equipment and related services	43,754	40,335	39,019

	78,221	71,507	68,775

	139,535	131,854	123,373

Selling, general and administrative expenses	72,023	68,107	63,798
Depreciation and amortization expense	70,109	75,668	63,125

Loss from operations	(2,597)	(11,921)	(3,550)
Other income (expense):
Interest expense	(36,533)	(39,390)	(46,288)
Other, net	192	(481)	(437)

Loss before income taxes and extraordinary item	(38,938)	(51,792)	(50,275)
Income tax benefit	(956)	(595)	(1,082)

Loss from operations before extraordinary item	(37,982)	(51,197)	(49,193)
Extraordinary Loss	—	—	(1,418)

Net loss	$(37,982)	$(51,197)	$(50,611)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,982)	$(51,197)	$(50,611)
Adjustments to derive cash flow from operating activities:
Extraordinary loss	—	—	1,418
(Gain) Loss on disposal of fixed assets	(27)	109	554
Deferred income tax benefit	(1,365)	(628)	(1,111)
Depreciation and amortization	70,109	75,668	63,125
Amortization of senior discount notes	7,623	6,722	5,925
Amortization of deferred financing fees	2,308	1,910	1,795
Amortization of deferred subscriber acquisition costs	12,387	9,516	5,786
Deferred subscriber acquisition costs	(16,355)	(16,404)	(18,371)
Unearned installment income	(1,384)	(659)	(807)
Change in certain assets and liabilities, net of business acquisitions:
(Increase) decrease in accounts receivable	(2,218)	13,753	(9,723)
(Increase) decrease in inventory	(1,999)	1,685	(135)
(Decrease) increase in accrued expenses	(2,375)	1,770	(8,563)
Increase (decrease) in accounts payable	1,442	(3,984)	6,191
(Decrease) increase in advance billings	170	(1,240)	(3)
Other, net	1,255	1,014	1,074

Net cash provided by (used in) operating activities	31,589	38,035	(3,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash	—	(979)	(44,665)
Proceeds from the sale of fixed assets	41	313	239
Capital expenditures for property and equipment and intangibles	(38,830)	(42,242)	(45,683)

Net cash used in investing activities	(38,789)	(42,908)	(90,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	2,987	(5,322)	(6,820)
Borrowings under revolver	15,000	19,800	39,400
Repayment of revolver	(10,000)	(2,500)	(60,400)
Borrowings from senior credit facility	—	—	10,000
Repayments of senior credit facility	(6,693)	(5,193)	(3,600)
Proceeds from sale of interest rate swap	—	—	4,364
Proceeds from issuance of preferred stock, net of fees	—	—	82,790
Proceeds from issuance of membership units	—	—	35,636
Repayment of floating rate notes	—	—	(36,540)
Borrowing of floating rate notes	—	—	36,000
Repayment of notes payable to related parties	—	—	(3,000)
Proceeds from issuance of notes payable to related party	10,000	—	—
Payment of interest rate protection agreement	(372)	—	—
Repayments of other debt	(2,600)	(2,341)	(2,038)
Payment of fees associated with the financing	(1,924)	—	(1,490)

Net cash provided by financing activities	6,398	4,444	94,302

INCREASE (DECREASE) IN CASH	(802)	(429)	737
CASH, BEGINNING OF PERIOD	2,583	3,012	2,275

CASH, END OF PERIOD	$1,781	$2,583	$3,012

Significant non-cash activities:
Issuances of common stock in connection with acquisitions	—	143	1,258
Issuances of common stock in connection with conversion of sponsor notes	—	35,435	—
Capital lease obligations	2,030	1,691	4,550

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN

MEMBERS’ INTEREST AND COMPREHENSIVE LOSS

(In thousands, except for units)

	Class A		Class B		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Members’ Interest
	Units	Dollars	Units	Dollars
Balance, December 31, 1999	70,599	$70,599	10,281	$2,822	$(30,353)	$—	$43,068
Net loss					(50,611)		(50,611)
Net Issuance of units	26,311	42,383	2,529				42,383
Vesting of Class B units				4			4
Preferred return on preferred units		(2,302)		(304)			(2,606)

Balance, December 31, 2000	96,910	$110,680	12,810	$2,522	$(80,964)	$—	$32,238
Comprehensive loss:
Net loss					(51,197)		(51,197)
Cumulative effect of change in accounting principle						(1,653)	(1,653)
Change in unrealized losses on derivative						(802)	(802)

Total comprehensive loss					(51,197)	(2,455)	(53,652)

Net Issuance (repurchase) of units	35,512	35,512	(2,284)				35,512
Vesting of Class B units				23			23
Preferred return on preferred units		(13,051)		(1,282)			(14,333)

Balance, December 31, 2001	132,422	$133,141	10,526	$1,263	$(132,161)	$(2,455)	$(212)
Comprehensive loss:
Net loss					(37,982)		(37,982)
Change in unrealized losses on derivative						2,165	2,165

Total comprehensive loss					(37,982)	2,165	(35,817)

Net Issuance of units			893
Vesting of Class B Units				29			29
Preferred return on preferred units		(15,974)		(1,195)			(17,169)

Balance, December 31, 2002	132,422	$117,167	11,419	$97	$(170,143)	$(290)	$(53,169)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Organization—Muzak Holdings LLC and its subsidiaries (“the Company”), previously known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of Delaware. The Company provides business music programming to clients through its integrated nationwide network of owned operations and franchises. All of the operating activities are conducted through the Company and its subsidiaries.

As of December 31, 2002, ABRY Partners, LLC and its respective affiliates, collectively own approximately 64.2% of the beneficial interests in the Company’s voting interests.

Basis of Presentation— The consolidated financial statements include the accounts of the Company and its subsidiaries: Muzak LLC, Muzak Holdings Finance Corporation, Muzak Capital Corporation, Muzak Finance Corporation, Business Sound Inc., Electro Systems Corporation, BI Acquisition LLC, MLP Environmental Music LLC, Audio Environments Inc., Background Music Broadcasters Inc., Telephone Audio Productions Inc., Vortex Sound Communications Company Inc., Music Incorporated, and Muzak Houston Inc. All significant intercompany items have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financials statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Book overdraft— Book overdraft of $3.0 million and $5.3 million as of December 31, 2002 and December 31, 2000, respectively is included in accounts payable. There was no book overdraft as of December 31, 2001.

Concentration of Credit Risk—Concentrations of credit risk with respect to trade accounts receivable are limited as the Company sells its products to clients in diversified industries throughout the United States. The Company does not require collateral from its clients but performs ongoing credit evaluations of its clients’ financial condition and maintains allowances for potential credit losses. Actual losses have been within management’s expectations and estimates.

In addition, the Company leases satellite capacity primarily through three lessors under operating leases. The Company transmits 84% of its music programs via broadcast satellite. Although alternate satellite capacity exists, loss of these suppliers of satellite capacity could temporarily disrupt operations. The Company attempts to mitigate these risks by working closely with the lessors to identify alternate capacity if needed.

Inventories—Inventories consist primarily of electronic equipment and are valued at the lower of cost or market. Cost is determined on the first-in, first-out basis.

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Sound and music equipment installed at client premises under contracts to provide music programming services is transferred from inventory to property and equipment at cost plus an allocation of installation costs and is amortized over 5 years. Impairment losses are recognized if recorded values exceed undiscounted future cash flows, by reducing them to estimated fair value. No impairment losses were recognized by the Company for the periods presented.

Intangible Assets— Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This standard changes the

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for goodwill and certain other intangible assets other than goodwill and requires at least an annual test for impairment of goodwill and intangibles with indefinite lives. Note 4 provides additional information concerning goodwill and other identifiable intangible assets.

In connection with the adoption of SFAS No. 142, the Company evaluated the useful lives of its existing intangible assets and concluded that, with the exception of goodwill, all of its intangible assets have definite lives and that the existing useful lives are reasonable. The Company completed its testing of goodwill in accordance with SFAS No. 142 during the quarter ended June 30, 2002. As the fair value of goodwill exceeds the carrying amount of goodwill, the Company did not record an impairment charge.

In June 2001, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), which requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. All of the Company’s acquisitions have been accounted for under the purchase method of accounting.

Identifiable intangible assets with finite lives continue to be amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicated that their carrying amount may not be recoverable.

Deferred Subscriber Acquisition Costs, net—Subscriber acquisition costs are direct sales commissions incurred in connection with acquiring new subscribers, which are amortized as a component of selling, general, and administrative expenses over the life of the client contract or five years, whichever is shorter, on a straight-line basis. Accumulated amortization totaled $30.3 million and $17.9 million as of December 31, 2002, and 2001, respectively. If a client contract terminates early, the unamortized subscriber acquisition cost is typically recovered from the salesperson.

Other Assets, Net—Other assets, net consist primarily of deferred financing costs. Deferred financing costs are charged to interest expense over the term of the related agreements.

Advance Billings—The Company invoices certain clients in advance for contracted music and other business services. Amounts received in advance of the service period are deferred and recognized as revenue in the period services are provided.

Income Taxes—The Company is a Limited Liability Company that is treated as a partnership for income tax purposes. No provision for income taxes is required by the Company, as its income and expenses are taxable to or deductible by its members. The Company’s corporate subsidiaries are subject to income taxes and account for deferred income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Revenue Recognition—Revenues from music and other business services are recognized during the period the service is provided based upon the contract terms. Revenues for equipment sales and related installation are recognized upon delivery or installation. Contracts are typically for a five-year non-cancelable period with renewal options for an additional five years. Fees received for services to franchisees are recognized as revenues in the month services are provided. During 2002, 2001, and 2000, 4%, 3%, and 4%, respectively, of our revenues were generated from fees from our franchisees. As of December 31, 2002, 2001, and 2000, the Company had 58, 59, and 61 franchisee owners, respectively.

Derivative Financial Instruments—The Company uses derivative financial instruments to convert variable interest rate debt to fixed interest rate debt to reduce its exposure to fluctuations in interest rates as dictated by the senior credit facility.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. In accordance with SFAS 133, the Company’s derivative is recognized on the balance sheet at its fair value since it is designated as a cash flow hedging instrument. The hedge is 100% effective for exposures to interest rate fluctuations. As a result of the 100% effectiveness of the hedge, changes in the fair value of the derivative are recorded each period in other comprehensive loss. The Company paid a premium of $0.4 million for its interest rate cap in April 2002. The interest rate cap protects the Company against LIBOR increases above 7.25%. The Company is amortizing the premium paid for the cap over the life of the agreement using the caplets approach and any amounts received under the cap will be recorded as a reduction to interest expense. The fair market value of the interest rate cap was $0.1 million as of December 31, 2002.

2.    Acquisitions

The Company did not make any acquisitions during the year ended December 31, 2002.

On May 31, 2001, the Company acquired Sound of Music, LTD (“Sound of Music”), the Company’s independent franchisee operating in Wisconsin for a cash purchase price of $1.0 million. In connection with this acquisition, the Parent issued $0.1 million in common membership units, which has been reflected as a non-cash equity contribution from the Parent to the Company.

The estimated fair value of assets acquired and liabilities assumed relating to the 2001 acquisition, is summarized below (in thousands):

Property, plant and equipment	$235
Other Intangibles	581
Goodwill	284

Total purchase price, including transaction costs	$1,100

The Company made ten acquisitions during the year ended December 31, 2000. These acquisitions were comprised of four in market competitors, one business music provider and three marketing on-hold/or in-store messaging providers, and six franchises, for an aggregate cash purchase price of $34.7 million, excluding transaction costs. During 2000, the Company paid the remaining purchase price of $10.3 million for the 1999 acquisition of MountainWest Audio Inc. The consolidated statement of cash flows for the year ended December 31, 2000 includes this remaining purchase price.

The results of operations of the acquired companies are included in the Company’s consolidated statement of operations for the periods in which they were owned by the Company.

The following presents the unaudited pro forma results assuming that the acquisitions discussed above had occurred as of the beginning of fiscal 2001 and 2000. These pro forma results are not necessarily indicative of the results that will occur in future periods (in thousands).

	Fiscal Year Ended
	December 31, 2001	December 31, 2000
	(unaudited)
Revenues	$203,615	$198,065
Loss from operations	(11,849)	(3,177)
Loss before extraordinary item	(51,125)	(49,432)
Net loss	(51,125)	(50,850)

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life (Years)	December 31, 2002	December 31, 2001
Equipment provided to subscribers	4–6	$140,604	$121,084
Capitalized installation labor	5	62,007	48,802
Equipment	4–7	25,716	21,151
Other	3–30	18,321	16,248

		246,648	207,285
Less accumulated depreciation		(135,759)	(89,266)

		$110,889	$118,019

Included in equipment and other at December 31, 2002 and 2001 is $13.8 million and $11.6 million, respectively of equipment under capital leases, gross of accumulated amortization of $9.5 million and $6.6 million, respectively. Depreciation of property and equipment was $46.9 million, $40.8 million, and $30.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

4.    Intangible Assets

The Company adopted SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS No. 142, the Company reclassified other intangibles of $6.4 million, gross of accumulated amortization of $3.5 million, related to trained workforce to goodwill and ceased amortization of goodwill. During the first quarter, the Company evaluated the useful lives of its existing intangible assets and concluded that, with the exception of goodwill, all of its intangible assets have definite lives and that the existing useful lives are reasonable.

The Company completed its testing of goodwill in accordance with SFAS No. 142 during the quarter ended June 30, 2002. As the fair value of goodwill exceeds the carrying amount of goodwill, the Company did not record an impairment charge.

Unamortized intangible assets consist of the following (in thousands):

	December 31, 2002 Carrying Amount	December 31, 2001 Carrying Amount
Goodwill	$140,805	$137,917
Trained workforce	—	2,868

The following presents net loss exclusive of amortization of goodwill and trained workforce (in thousands):

	For the Year Ended December 31,
	2002	2001	2000
Net Loss	$(37,982)	$(51,197)	$(50,611)
Goodwill amortization	—	7,931	7,579
Trained workforce amortization	—	1,275	1,275

Net Loss excluding amortization of goodwill	$(37,982)	$(41,991)	$(41,757)

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortized intangible assets consist of the following (in thousands):

		December 31, 2002		December 31, 2001
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Income producing contracts	12	$153,956	$(46,617)	$154,048	$(33,786)
License agreements	20	5,082	(953)	5,082	(699)
Deferred production costs	10	5,780	(1,232)	4,437	(701)
Trademarks	5	15,136	(11,242)	14,935	(8,219)
Non-compete agreements	3-5	7,468	(6,211)	23,869	(16,560)
Other	20	10,741	(1,957)	10,778	(1,423)

		$198,163	$(68,212)	$213,149	$(61,388)

Aggregate amortization expense was $23.2 million, $34.9 million, and $32.3 million for the years ended December 31, 2002, 2001, and 2000, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

Fiscal Year Ending
2003	$18,413
2004	15,114
2005	14,275
2006	14,224
2007	14,198

5.    Accrued Expenses

Accrued expenses are summarized below (in thousands):

	December 31, 2002	December 31, 2001
Accrued interest	$3,427	$6,493
Accrued compensation and benefits	3,178	3,671
Licensing royalties	3,472	1,851
Other	8,227	9,263

	$18,304	$21,278

6.    Debt

Debt obligations consist of the following (in thousands):

	December 31, 2002	December 31, 2001
Related party notes	$10,000	$—

Long term debt:
Revolving loan—Senior credit facility	$26,300	$21,300
Senior credit facility	159,514	166,207
Senior subordinated notes	115,000	115,000
Senior discount notes	64,484	56,861
Other	2,471	2,552

Total debt obligations	367,769	361,920
Less current maturities	(7,855)	(6,775)

	$359,914	$355,145

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Credit Facility

The Company has a senior credit facility (“Senior Credit Facility”) consisting of: (i) a term loan facility in the amount of $30.0 million payable in semi-annual installments until final maturity on December 31, 2005 (“Term Loan A”); (ii) a term loan facility in the amount of $145.0 million payable in semi-annual installments until final maturity on December 31, 2006 (“Term Loan B”) (together with Term Loan A, the “Term Loans”); and (iii) a revolving loan (the “Revolving Loan”) in an aggregate principal amount of up to $55.0 million terminating on December 31, 2005. The Company had $17.9 million of borrowing availability under its revolving loan as of December 31, 2002, with an additional $10.0 million of availability subject to the Company meeting certain financial covenants. Availability under the revolving loan has been reduced by outstanding letters of credit of $0.8 million.

The Senior Credit Facility is guaranteed by the Company and certain 100% owned subsidiaries. The non-guarantor subsidiary is considered minor and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements. The Amended Senior Credit Facility contains restrictive covenants including maintenance of interest, senior and total leverage, and fixed charge ratios and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling assigning, transferring, leasing, conveying, or otherwise disposing of assets. These conditions were satisfied as of December 31, 2002. The Company believes it will be in compliance with these financial covenants and restrictions during 2003.

Indebtedness under the Term Loan A and the Revolving Loans bear interest at a per annum rate equal to the Company’s choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 2.00% to 3.00% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two, three, or six months, as selected by the Company, plus a margin ranging from 3.00% to 4.00%. Margins, which are subject to adjustment, based on the changes in the Company’s ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, interest, depreciation, amortization and other non cash charges as defined by the agreement) were 2.25% in the case of Alternate Base Rate and 3.25% in the case of LIBOR as of December 31, 2002. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company’s choice of (i) the Alternate Base Rate (as described above) plus a margin of 3.5% or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 4.5%. The weighted average rate of interest on the Senior Credit Facility, including the effects of the interest rate swap, if any, was 5.6% and 8.7% at December 31, 2002 and 2001, respectively.

In March 2002, the Company entered into the sixth amendment under the Senior Credit Facility, which increased its aggregate revolving loan commitment under the Senior Credit Facility by $20.0 million, for a total commitment of $55.0 million, and amended certain financial covenants and applicable margins.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Subordinated Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of the Muzak and Muzak Finance and are subordinated in right of payment to all existing and future Senior Indebtedness of Muzak and Muzak Finance. The Senior Subordinated Notes are guaranteed by MLP Environmental Music LLC, Business Sound Inc., BI Acquisition LLC, Audio Environments Inc., Background Music Broadcasters Inc., Muzak Capital Corporation, Telephone Audio Productions Inc., Muzak Houston Inc., Vortex Sound Communications Company Inc., and Music Incorporated. The Company’s non-guarantor subsidiary is minor and the consolidated amounts in the Company’s financial statements are representative of the combined guarantors. The indenture governing the Senior Subordinated Notes prohibits the Company from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After March 15, 2004, the issuers may redeem all or part of the Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

Senior Discount Notes

The Company together with its wholly owned subsidiary Muzak Holdings Finance Corp. has $75.0 million in principal amount at maturity, or $39.9 million in accreted value on the issue date, of 13% Senior Discount Notes (the “Senior Discount Notes”) due March 2010. Accreted value on the Senior Discount Notes was $64.5 million and $56.9 million as of December 31, 2002 and 2001, respectively. Cash interest on the Senior Discount Notes does not accrue and is not payable prior to March 15, 2004. The Senior Discount Notes were issued at a substantial discount from their principal amount at maturity. Until March 15, 2004, the Senior Discount Notes will accrete in value such that the accreted value on March 15, 2004 will equal the principal amount at maturity of the Senior Discount Notes. From and after March 15, 2004, interest on the Senior Discount Notes will accrue at a rate of 13% per annum. Interest will be payable semi-annually in arrears on each March 15 and September 15, commencing September 15, 2004, to holders of record of the Senior Discount Notes at the close of business on the immediately preceding March 1 and September 1.

Related Party Notes

In March 2002, the Company borrowed an aggregate amount of $10.0 million from MEM Holdings LLC in the form of junior subordinated unsecured notes (the “sponsor notes”), the proceeds of which were used to repay outstanding revolving loan balances. MEM Holdings is a company that owns 64.2% of the voting interests in the Company. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

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

From July 1, 1999 through November 24, 1999, the Company borrowed an aggregate amount of $30.0 million of sponsor notes from MEM Holdings LLC. The Company repaid $3.0 million of sponsor notes with the proceeds from its preferred membership unit offering in October 2000. The remaining $27.0 million, plus $6.7 million of accrued interest, was converted into Class A units of the Company in May 2001.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Debt

The Company assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, bear interest at 9.9% and mature in November 2016. The Company is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes. This note bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

Liquidity

During 2003, we expect that our primary source of funds will be cash flows from operations and expect funding from borrowings under the senior credit facility to be minimal. As of December 31, 2002, we had outstanding debt of $185.8 million under our senior credit facility, with additional available borrowings of up to $27.9 million. Based upon current and anticipated levels of operations, we believe that our cash flows from operations, combined with availability under the senior credit facility, will be adequate to meet our liquidity needs for at least the next eighteen months. The Company strives to fund both investments in new client locations and interest and principal payments primarily through cash generated from operations rather than through borrowings under the Senior Credit Facility. Currently, the Company is funding investments in new client locations through cash generated from operations and is borrowing under its Senior Credit Facility for partial interest and principal payments Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control.

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2003	$7,855
2004	27,742
2005	69,233
2006	81,700
2007	118
Thereafter	191,121

Total interest paid by the Company on all indebtedness was $29.0 million, $28.9 million, and $36.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Interest expense also includes finance charges on past due amounts.

Interest Rate Protection Programs

During April 1999, the Company entered into a four year interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 5.59% fixed rate debt. The Company terminated this agreement on January 28, 2000 and received approximately $4.4 million for this agreement. The proceeds were recorded an as adjustment to interest expense over the term of the new interest rate swap agreement.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 28, 2000, the Company entered into a new interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 7.042% fixed rate debt. The interest rate swap agreement terminated on April 19, 2002. The effect of this interest rate protection agreement on the operating results of the Company was to increase interest expense by $1.6 million and $2.7 million for the years ended December 31, 2002 and 2001, respectively.

The Company entered into a three year interest rate cap on April 19, 2002, for which it paid a premium of $0.4 million. The interest rate cap protects the Company against LIBOR increases above 7.25% and is designated as a hedge of interest rates. Accordingly, the derivative is recognized on the balance sheet at its fair value. The hedge is considered 100% effective for exposures to interest rate fluctuations. As a result of the 100% effectiveness of the hedge, changes in the fair value of the derivative are recorded in other comprehensive loss. The Company is amortizing the premium paid for the cap over the life of the agreement using the caplets approach and any amounts received under the cap will be recorded as a reduction to interest expense.

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of December 31, 2002 and December 31, 2001 were $329.9 million and $331.8 million, respectively. The fair value of the Senior Notes and the Senior Discount Notes are based upon quoted market price. The fair value of the other long-term debt of the Company approximates the carrying value as it bears interest at variable rates.

The fair value of the interest rate cap was $0.1 million as of December 31, 2002 and the fair value of the interest rate swap agreement was a loss of approximately $2.5 million as of December 31, 2001. The fair values of interest rate protection agreements are obtained from dealer quotes, which represents the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates and creditworthiness of the counter-parties.

7.    Mandatorily Redeemable Preferred Units

On October 18, 2000, the Company completed a private placement of 85,000 series A preferred membership units (“preferred units”) and 5,489 Class A common units for a total of $85.0 million.

The $85.0 million in proceeds was allocated as follows: (i) $5.5 million to Class A units, and (ii) $77.1 million to the preferred units, net of commitment fees and transaction costs of $2.4 million. The outstanding preferred units are entitled to receive a preferential return equal to 15% per annum, which accrues and is compounded quarterly, before any distributions are made with respect to any other common units. The discount between the amount allocated to the preferred units of $77.1 million and the $85.0 million in capital value is being amortized over the period from the date of issuance to October 17, 2011. The amortization of the discount and the preferential return on the preferred units is being recorded as an adjustment to members’ interest.

The Company has the option to redeem the preferred units under the terms of the Securities Purchase Agreement, at any time after a qualified initial public offering or change of control or after October 18, 2003, in whole or in part, at an amount equal to the unreturned capital contribution of $85.0 million plus accrued preferential returns plus a prepayment premium. For redemptions upon a qualified initial public offering or change of control, the prepayment premium may be up to 5% of an amount based on the amount distributed in the redemption and for redemptions after October 18, 2003, the prepayment premium may be up to 6% of such amount.

The holders of the preferred units have the option to cause the Company to redeem their preferred units under the terms of the Securities Purchase Agreement at any time after October 17, 2011 or upon a change of

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

control. In addition, upon a change of control, the holders of the preferred units have the option to cause the Company to redeem all or any portion of the purchased Class A Units under the terms of the Securities Purchase Agreement. All of the redemptions at the option of the holders of the preferred units are subject to a prepayment premium of up to 5% based on the amount distributed in the redemption.

For all of the foregoing redemptions, whether at the option of the Company or the holders of the preferred units, the Company may only make such redemption if it does not violate the terms of any debt agreements of the Company or of which the Company is a guarantor, including the indenture governing the Senior Discount Notes, the indenture governing the Senior Notes and the Senior Credit Agreement.

On May 8, 2001, the Company entered into the first amendment to the Securities Purchase Agreement which entitled the holders of the preferred units to receive additional Class A units for anti-dilution purposes upon the conversion of any sponsor notes that were outstanding as of October 18, 2000. In connection with this conversion of $27.0 million sponsor notes plus accrued interest into Class A units in May 2001, the Company issued 1,769 Class A units to the holders of the preferred units.

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

The Securities Purchase Agreement contains certain financial covenants including maintenance of interest, total leverage, adjusted annualized operating cash flow, and maximum consolidated capital expenditures. In addition, the Company is generally prohibited from paying dividends or making other restrictive payments, certain transactions with affiliates, entering into restrictive agreements, and from consolidating with any other person or selling, assigning, transferring, leasing, conveying or otherwise disposing of assets. These conditions were satisfied as of December 31, 2002.

The Company was in violation of unit coverage and total leverage ratio under the Securities Purchase Agreement as of June 30, 2002. As a result of the default, the preferred units accrued at a preferential return of 17% per annum during the quarter ended September 30, 2002. The Company was in compliance as of September 30, 2002, and therefore, the preferred units began accruing at 15% per annum beginning on October 1, 2002.

8.    Lease Commitments

The Company is the lessee under various long-term operating and capital leases for machinery, equipment, buildings, and vehicles. The Company has also entered into various agreements to lease transponders to transmit music programs via direct broadcast satellite. These agreements range range from 2 to 17 years. The majority of these leases contain renewal provisions.

At December 31, 2002, future minimum lease payments under operating and capital leases are as follows (in thousands):

Fiscal Year Ending	Capital	Operating
2003	$2,188	$8,966
2004	1,588	8,301
2005	1,081	5,051
2006	195	3,907
2007	3	3,658
Later Years	—	23,595
Less Imputed Interest	(448)	—
Less Executory Cost	(383)	—

	$4,224	$53,478

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental expense under operating leases was $10.5 million, $9.8 million, and $9.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

9.    Employee Benefit Plans

Plan expense was $1.4 million, $1.5 million, and $1.4 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

10.    Income Taxes

The provision (benefit) for income taxes for the Company’s corporate subsidiaries is as follows (in thousands):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Current tax:
Federal	$—	$—	$—
State	409	33	29

	409	33	29
Deferred tax benefit:
Federal	(1,138)	(550)	(937)
State	(227)	(78)	(174)

	(1,365)	(628)	(1,111)

	$(956)	$(595)	$(1,082)

The Company’s effective tax rate differs from the statutory federal tax rate for the following reasons:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Federal tax benefit of statutory rates	$(13,239)	$(15,692)	$(15,903)
State income taxes	(152)	(89)	(94)
Goodwill and nondeductible expenses	—	138	96
Loss earned by partnership not subject to corporate income tax	12,435	15,048	14,819

	$(956)	$(595)	$(1,082)

Deferred tax liabilities primarily relate to the book tax difference related to income producing contracts acquired in purchase business combinations. Such deferred tax liabilities are reduced over the term of the related income producing contracts. The components of the net deferred tax (liability) at December 31 are as follows (in thousands):

	2002	2001
Property and equipment	$(90)	$(73)
Intangible assets	(2,929)	(4,210)
Other	389	288

Net deferred tax liability (included in other long term liabilities)	$(2,630)	$(3,995)

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Related Party Transactions

The Company has a Management and Consulting Services Agreement (“Management Agreement”) with ABRY Partners, which provides that the Company will pay a management fee as defined in the Management Agreement. During 2002, 2001, and 2000 the Company incurred fees of $0.4 million, $0.3 million, and $0.3 million, respectively, under this agreement. Either the Company or ABRY Partners, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other.

During fiscal 2002 and 1999, the Company borrowed $10.0 million and $30.0 million, respectively, from MEM Holdings under junior subordinated notes. The Company repaid the $3.0 million Sponsor Note during 2000. The remaining $27.0 million, plus $6.7 million of accrued interest, was converted into Class A units of the Company in May 2001. As of December 31, 2002, $10.0 million of Sponsor Notes remained outstanding.

12.    Muzak Holdings Finance Corp.

Muzak Holdings Finance Corp. is a co-issuer of the Senior Discount Notes and had no operating activities during 2002, 2001, and 2000.

13.    Members’ Interest

The Company has issued two classes of equity units: Class A units (“Class A units”) and Class B units (“Class B units”) (collectively, the “units”). Each class of units represents a fractional part of the membership units of the Company.

Voting Units

The Company has authorized and issued Class A, Class A-1, and Class A-2 units. The Class A-1 and Class A-2 units represent a class of membership interests in the Company and have the rights and obligations specified in the Company’s Fourth Amended and Restated Limited Liability Company Agreement. Each Class A, A-1 and A-2 unit is entitled to voting rights equal to the percentage that such units represent of the aggregate number of outstanding Class A, Class A-1, and Class A-2 units. Each Class A, Class A-1 and Class A-2 unit accrues a preferred return annually on the capital value of such unit at a rate of 15% per annum. The Company cannot pay distributions (other than tax distributions or distributions related to the mandatorily redeemable preferred stock) in respect of other classes of securities (including distributions made in connection with a liquidation) until the preferred return and capital value of the Class A, Class A-1, and Class A-2 units are paid to each holder thereof. In the event any residual value exists after other classes of membership interests receive their respective priorities, holders of Class A, Class A-1, and Class A-2 units are entitled to participate pro rata with other holders of common units in such residual value. As of December 31, 2002, the Company had 123,494 Class A units outstanding and 8,928 Class A-1 units outstanding. There were no outstanding Class A-2 units as of December 31, 2002.

Non Voting Units

The Class B units are non-voting equity interests in the Company which are divided into four subclasses, Class B-1 units, Class B-2 units, Class B-3 units, and Class B-4 units. Each holder of Class B units is entitled to participate in Last Priority Distributions, if any, provided that Priority Distributions on all voting interests have been paid in full. The Company is authorized to issue Class B-5 units, however no B-5 units are outstanding as of December 31, 2002. The Class B-1 units, B-2 units, and B-3 units have a vesting period of five years, and the Class B-4 units vest immediately upon issuance. Upon a change in control, as defined, all of these units become fully vested and exercisable. As of December 31, 2002 and 2001, the Company had 2,793 and 2,500 B-1 units outstanding, respectively. As of December 31, 2002 and 2001, the Company had 2,805 and 2,508 B-2 units outstanding, respectively. As of December 31, 2002 and 2001 the Company had 2,819 and 2,516 B-3 units

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding, respectively. As of December 31, 2002 and 2001, the Company had 3,002 B-4 units outstanding. Pursuant to the terms of certain individual employment agreements, the Company has provided key employees with equity units of the Company. In the event of employee termination, the Company retains the right to repurchase unvested units at the original purchase price. Units vest over five years.

14.    Commitments and Contingencies

Litigation

The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the management of the Company believes that the resulting liability, if any, will not have a material effect upon the Company’s consolidated financial statements or liquidity.

The industry-wide agreement between business music providers and BMI expired in December 1993. Since this time we have been operating under an interim agreement pursuant to which we have continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. We are involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable to BMI. The period from which such “reasonable” license fees are payable covers the period January 1, 1994 to December 31, 2002, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. We are vigorously contesting BMI’s assessment. We believe the eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. As of February 28, 2003, a trial date had not been set.

The industry-wide agreement between business music providers and ASCAP expired in May 1999. We began negotiations with ASCAP in June 1999, and we have continued to pay ASCAP royalties at the 1999 rates. The agreement between business music providers and ASCAP allowed either party to pursue a rate court proceeding in federal court in New York to seek a court determined reasonable rate if a mutually acceptable rate was not obtained by November 29, 2002. ASCAP notified the Company that it would pursue such rate court proceeding and on January 29, 2003 made an application to the court to commence such a proceeding.

We cannot predict what the terms of the new BMI or ASCAP agreements with business music providers will be or when agreements will be reached, although BMI and ASCAP have indicated that they are seeking royalty rate increases and a retroactive royalty rate increase.

In 2002, we paid approximately $8.5 million in royalties to ASCAP, BMI and to SESAC. Increases in the fees we must pay under these agreements could adversely affect our operating margin, and, therefore, our results of operations.

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

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, the Librarian of Congress published his final decision to adopt the Copyright Arbitration Royalty Panel’s recommendation of a ten percent (10%) ephemeral royalty rate, which covers the period from October 1998 through December 31, 2002. As required by such determination, we remitted payment on October 20, 2002 for royalties payable for the period from October 28, 1998 through August 31, 2002. We believe that the United States Copyright Office will once again convene a Copyright Arbitration Royalty Panel, sometime in 2003, to recommend an ephemeral royalty rate for the period from January 1, 2003 through December 31, 2007.

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

Other Commitments

As of December 31, 2002, the Company has approximately $33.6 million in outstanding capital expenditure commitments covering a five-year period. The Company, as discussed in Note 7 above, is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

15.    Quarterly Financial Data (Unaudited): (In Thousands)

The quarterly data below is based on the Company’s fiscal periods.

	Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenue	$50,963	$54,069	$56,166	$56,558
Cost of revenues, excluding depreciation and amortization(a)	17,318	21,931	19,653	19,319
Income (loss) from operations(b)	(2,276)	(3,121)	1,015	1,785
Net Loss	(11,546)	(11,784)	(7,466)	(7,186)

	Fiscal 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenue	$49,968	$50,736	$50,526	$52,131
Cost of revenues, excluding depreciation and amortization(c)	16,647	16,910	17,915	20,035
Loss from operations before extraordinary item(d)	(13,473)	(11,311)	(12,523)	(13,890)
Net Loss	(13,473)	(11,311)	(12,523)	(13,890)

	Fiscal 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenue	$43,695	$48,016	$49,859	$50,578
Cost of revenues, excluding depreciation and amortization	15,704	18,241	17,963	16,867
Loss from operations before extraordinary item	(11,241)	(14,409)	(12,621)	(10,922)
Net Loss	(11,241)	(14,409)	(12,621)	(12,340)

(a)	The second quarter of 2002 includes a $3.1 million charge to increase reserves for estimated prior period licensing royalties and related expenses.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	The first quarter of 2002 includes a $0.5 million charge in connection with exploring various financing alternatives.
(c)	The fourth quarter of 2001 includes a $1.2 million charge related to a license fee audit.
(d)	The first quarter of 2001 includes a charge of $0.7 million related to the postponed private placement of Senior Subordinated Notes.

Historically, Muzak has experienced slight seasonality in its equipment and related services revenues and costs of revenues resulting primarily from a significant retail client base which constructs and opens new retail stores in time for the fourth quarter holiday season. Accordingly, Muzak experiences higher equipment and related services revenues and costs of goods in the third and fourth quarters, as opposed to the first half of the year, as a result of the installation and servicing of these new retail locations. However, this seasonality was less of a factor during 2002 due to less capital spending associated with a reduction in new location store build outs among national clients, particularly within the retail sector.

MUZAK HOLDINGS LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001, and 2000

	Balance at Beginning of Period($)	Additions/Charges to Costs and Expenses(a)($)	Deductions(b)($)	Balance at end of Period ($)
For the year ended December 31, 2002
Allowance for doubtful accounts receivable	1,943	2,905	(3,140)	1,708
For the year ended December 31, 2001
Allowance for doubtful accounts receivable	4,066	2,381	(4,504)	1,943
For the year ended December 31, 2000
Allowance for doubtful accounts receivable	3,683	817	(434)	4,066

(a)	Includes allowances acquired in conjunction with business acquisitions.
(b)	Current year writeoffs include bad debts associated with both prior year and current year sales.

S-1