Form 10-Q
period 2003-03-31
MUZAK HOLDINGS FINANCE CORP; MUZAK HOLDINGS LLC; MUZAK FINANCE CORP; MUZAK LLC
filed 2003-05-13
CIK 1085319, 1085320, 1086484, 1085321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to            .

Commission File Number:  333-78573

333-78573-01

333-78571

333-78571-01

MUZAK HOLDINGS LLC

MUZAK HOLDINGS FINANCE CORP

MUZAK LLC

MUZAK FINANCE CORP

(Exact Name of Registrants as Specified in their charter)

DELAWARE	04-3433730
DELAWARE	04-3433728
DELAWARE	04-3433729
DELAWARE	56-2187963
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3318 LAKEMONT BLVD.

FORT MILL, SC 29708

(803) 396-3000

(Address, Including Zip Code and Telephone Number including Area Code of Registrants’ Principal Executive Offices)

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Muzak Holdings Finance Corp. and Muzak Finance Corp. meet the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

MUZAK HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash	$262	$1,781
Accounts receivable, net of allowances of $2,241 and $1,708	26,647	26,531
Inventory	12,274	11,401
Prepaid expenses and other assets	2,179	1,719

Total current assets	41,362	41,432
Property and equipment, net	107,794	110,889
Intangible assets, net	266,084	270,756
Deferred subscriber acquisition costs	42,310	41,410
Deferred charges and other assets, net	11,326	11,759

Total assets	$468,876	$476,246

LIABILITIES AND MEMBERS’ INTEREST
Current liabilities:
Accounts payable	$9,357	$10,049
Accrued expenses	17,358	18,304
Current portion of other liabilities	2,824	2,924
Current maturities of long term debt	7,855	7,855
Advance billings	1,993	1,040

Total current liabilities	39,387	40,172
Long-term debt	361,844	359,914
Related party notes	10,000	10,000
Other liabilities	9,975	10,215
Commitments and contingencies
Mandatorily redeemable preferred units	113,611	109,114
Members’ Interest:
Class A units	112,769	117,167
Class B units	—	97
Accumulated other comprehensive loss	(321)	(290)
Accumulated deficit	(178,389)	(170,143)

Total members’ interest	(65,941)	(53,169)

Total liabilities and members’ interest	$468,876	$476,246

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002
Revenues:
Music and other business services	$42,642	$39,540
Equipment and related services	14,048	11,423

	56,690	50,963
Cost of revenues:
Music and other business services (excluding $12,015 and $10,785 of depreciation and amortization expense).	7,784	7,760
Equipment and related services	11,289	9,558

	19,073	17,318

	37,617	33,645
Selling, general and administrative expenses	19,951	18,071
Depreciation and amortization expense	17,534	17,850

Income (loss) from operations	132	(2,276)
Other income (expense):
Interest expense	(8,612)	(9,592)
Other, net	36	19

Loss before income taxes	(8,444)	(11,849)
Income tax benefit	(198)	(303)

Net loss	$(8,246)	$(11,546)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,246)	$(11,546)
Adjustments to derive cash flow from continuing operating activities:
Gain on disposal of fixed assets	(6)	(11)
Deferred income tax benefit	(252)	(303)
Depreciation and amortization	17,534	17,850
Amortization of senior discount notes	1,952	1,762
Amortization of deferred financing fees	616	478
Amortization of deferred subscriber acquisition costs	3,617	2,879
Deferred subscriber acquisition costs	(4,517)	(3,479)
Change in unearned installment income	8	(418)
Change in certain assets and liabilities
Decrease (increase) in accounts receivable	(116)	986
Increase in inventory	(873)	(57)
Decrease in accounts payable	(325)	(1,335)
Decrease in accrued expenses	(948)	(2,441)
Increase in advance billings	953	738
Other, net	(233)	(435)

Net Cash Provided by Operating Activities	9,164	4,668

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property and equipment and intangibles	(9,717)	(9,467)
Proceeds from sale of fixed assets	7	13

Net Cash Used in Investing Activities	(9,710)	(9,454)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in book overdrafts	(367)	888
Repayments under revolver	—	(10,000)
Borrowings under revolver	—	4,000
Issuance of notes payable to a related party	—	10,000
Repayments of capital lease obligations and other debt	(606)	(657)
Payment of financing fees	—	(1,514)

Net Cash Provided by/(used in) Financing Activites	(973)	2,717

NET DECREASE IN CASH	(1,519)	(2,069)
CASH, BEGINNING OF PERIOD	1,781	2,583

CASH, END OF PERIOD	$262	$514

Significant non-cash activities:
Capital lease obligations	$51	$665

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN

MEMBERS’ INTEREST AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except for units)

	Class A		Class B		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Members’ Interest
	Units	Dollars	Units	Dollars
Balance, December 31, 2002	132,422	$117,167	11,419	$97	$(170,143)	$(290)	$(53,169)
Comprehensive loss:
Net loss					(8,246)		(8,246)
Change in unrealized losses on derivative						(31)	(31)

Total comprehensive loss							(8,277)
Preferred return on preferred units		(4,398)		(97)			(4,495)

Balance, March 31, 2003	132,422	$112,769	11,419	$—	$(178,389)	$(321)	$(65,941)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

Muzak Holdings LLC (the “Company”), previously known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of the state of Delaware. The Company, through its subsidiaries, provides business music programming to clients through its integrated nationwide network of owned operations and franchises. All of the operating activities are conducted through the Company’s subsidiaries.

As of March 31, 2003, ABRY Partners, LLC and its respective affiliates, collectively own approximately 64.2% of the beneficial interests in the Company’s voting interests.

2.    Basis of Presentation

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Muzak Holdings LLC Annual Report on Form 10-K for the fiscal year ended December 31, 2002 which can be found on the Company’s website, www.muzak.com.

The financial statements as of March 31, 2003 and March 31, 2002 and for the quarters then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3.    Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life (years)	March 31, 2003 (Unaudited)	December 31, 2002
Equipment provided to subscribers	4-6	$145,259	$140,604
Capitalized installation labor	5	65,584	62,007
Equipment	5-7	26,649	25,716
Other	3-30	18,578	18,321

		256,070	246,648
Less accumulated depreciation		(148,276)	(135,759)

		$107,794	$110,889

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in equipment and other at March 31, 2003 and December 31, 2002 is $13.8 million, respectively of equipment under capital leases, gross of accumulated depreciation of $10.1 million and $9.5 million, respectively. Depreciation of property and equipment was $12.5 million and $11.6 million for the quarters ended March 31, 2003 and 2002, respectively.

4.    Intangible Assets

Unamortized intangible assets consist of the following (in thousands):

	March 31, 2003 Carrying Amount	December 31, 2002 Carrying Amount
	(unaudited)
Goodwill	$140,805	$140,805

Amortized intangible assets consist of the following (in thousands):

	Useful Life (years)	March 31, 2003		December 31, 2002
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(unaudited)
Income producing contracts	12	$153,897	$(49,824)	$153,956	$(46,617)
License agreements	20	5,082	(1,016)	5,082	(953)
Deferred production costs	10	6,142	(1,385)	5,780	(1,232)
Trademarks	5	15,142	(11,999)	15,136	(11,242)
Non-compete agreements	3-5	7,376	(6,786)	7,468	(6,211)
Other	20	10,741	(2,091)	10,741	(1,957)

		$198,380	$(73,101)	$198,163	$(68,212)

Aggregate amortization expense was $5.0 million and $6.3 million for the quarters ended March 31, 2003 and 2002, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

Fiscal year ending
2003 (remaining nine months)	$13,447
2004	15,132
2005	14,293
2006	14,242
2007	14,216

5.    Accrued Expenses

Accrued expenses are summarized below (in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)
Accrued interest	$594	$3,427
Accrued compensation and benefits	4,326	3,178
Licensing royalties	3,421	3,472
Other	9,017	8,227

	$17,358	$18,304

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Debt

Debt obligations consist of the following (in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)
Related Party Notes	$10,000	$10,000

Long term debt:
Revolving Loan-Senior Credit Facility	$26,300	$26,300
Senior Credit Facility	159,514	159,514
Senior subordinated notes	115,000	115,000
Senior discount notes	66,436	64,484
Other	2,449	2,471

Total debt obligations	369,699	367,769
Less current maturities	(7,855)	(7,855)

	$361,844	$359,914

Senior Credit Facility

As amended in March 2002, indebtedness under the Term Loan A and the Revolving Loans bear interest at a per annum rate equal to Muzak LLC’s choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 2.00% to 3.00% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two, three, or six months, as selected by Muzak LLC, plus a margin ranging from 3.00% to 4.00%. Margins, which are subject to adjustment based on the changes in the Muzak LLC’s ratio of consolidated total debt to Adjusted EBITDA (i.e., earnings before interest, taxes, depreciation, amortization, other non cash charges, and certain other items as defined by the agreement) were 2.25% in the case of Alternate Base Rate and 3.25% in the case of LIBOR as of March 31, 2003. Indebtedness under the Term Loan B bears interest at a per annum rate equal to Muzak LLC’s choice of (i) the Alternate Base Rate (as described above) plus a margin of 3.5% or (ii) LIBOR of one, two, three, or six months, as selected by Muzak LLC plus a margin of 4.5%. The weighted average rate of interest on the Senior Credit Facility, including the effects of the interest rate swap, if any, was 5.5% and 9.2% at March 31, 2003 and 2002, respectively. The Amended Senior Credit Facility contains restrictive covenants including maintenance of interest, senior and total leverage, fixed charge ratios, and various other restrictive covenants which are customary for such facilities.

The Senior Credit Facility is guaranteed by the Company and certain 100% owned subsidiaries. The non-guarantor subsidiary is considered minor and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements.

Senior Subordinated Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of the Muzak LLC and Muzak Finance Corp and are subordinated in right of payment to all existing and future Senior Indebtedness of Muzak LLC and Muzak Finance Corp. The indenture governing the Senior Subordinated Notes prohibits Muzak LLC from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capital stock, and investments (other than permitted investments) unless certain conditions are met by Muzak LLC. After March 15, 2004, the issuers may redeem all or part of the Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

Senior Discount Notes

The Company together with its wholly owned subsidiary Muzak Holdings Finance Corp. has $75.0 million in principal amount at maturity, or $39.9 million in accreted value on the issue date, of 13% Senior Discount Notes (the “Senior Discount Notes”) due March 2010. Accreted value on the Senior Discount Notes was $66.4 million and $64.5 million as of March 31, 2003 and December 31, 2002, respectively. Cash interest on the Senior Discount Notes does not accrue and is not payable prior to March 15, 2004. The Senior Discount Notes were issued at a substantial discount from their principal amount at maturity. Until March 15, 2004, the Senior Discount Notes will accrete in value such that the accreted value on March 15, 2004 will equal the principal amount at maturity of the Senior Discount Notes. From and after March 15, 2004, interest on the Senior Discount Notes will accrue at a rate of 13% per annum. Interest will be payable semi-annually in arrears on each March 15 and September 15, commencing September 15, 2004, to holders of record of the Senior Discount Notes at the close of business on the immediately preceding March 1 and September 1. Muzak Holdings LLC does not have any operations or assets other than its ownership of Muzak LLC. Accordingly, Muzak Holdings LLC is dependent upon distributions from Muzak LLC in order to pay interest beginning in 2004 as discussed above. Muzak LLC’s senior credit facility and senior subordinated notes indenture impose restrictions on its ability to make distributions to Muzak Holdings LLC. The senior credit facility and the senior subordinated notes indenture permit Muzak LLC to make payments and distributions to Muzak Holdings LLC on and after September 15, 2004 in an amount sufficient to permit Muzak Holdings LLC to make cash interest payments when due, however the senior credit facility requires that certain financial covenant levels be met in order to make such distributions.

Related Party Notes

In March 2002, the Company borrowed an aggregate amount of $10.0 million from MEM Holdings LLC in the form of junior subordinated unsecured notes (the “sponsor notes”), the proceeds of which were used to repay outstanding revolving loan balances. MEM Holdings LLC is a company that owns 64.2% of the voting interests in the Company. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings LLC.

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

Other Debt

Muzak LLC assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, bear interest at 9.9% and mature in November 2016. Muzak LLC is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes. This note bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liquidity

During 2003, we expect that our primary source of funds will be cash flows from operations and expect net borrowings under the senior credit facility to be minimal. As of March 31, 2003, we had outstanding debt of $185.8 million under our senior credit facility, with additional available borrowings of up to $27.9 million. Based upon current and anticipated levels of operations, we believe that our cash flows from operations, combined with availability under the senior credit facility, will be adequate to meet our liquidity needs for at least the next twelve months. We strive to fund both investments in new client locations and interest and principal payments primarily through cash generated from operations rather than through borrowings under the Senior Credit Facility. Currently, we are funding investments in new client locations through cash generated from operations and are borrowing under our Senior Credit Facility for partial interest and principal payments. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control.

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2003 (remaining nine months)	$7,834
2004	27,742
2005	69,233
2006	81,700
2007	118
Thereafter	193,072

Total interest paid by the Company on all indebtedness was $8.5 million and $12.3 million for the quarters ended March 31, 2003 and 2002, respectively.

Interest Rate Protection Programs

On January 28, 2000, Muzak LLC entered into a interest rate swap agreement in which Muzak LLC effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 7.042% fixed rate debt. The interest rate swap agreement terminated on April 19, 2002. The effect of this interest rate protection agreement on the operating results of Muzak LLC was to increase interest expense by $1.2 million for the quarter ended March 31, 2002.

Muzak LLC entered into a three year interest rate cap on April 19, 2002, for which it paid a premium of $0.4 million. The interest rate cap protects Muzak LLC against LIBOR increases above 7.25% and is designated as a hedge of interest rates. Accordingly, the derivative is recognized on the balance sheet at its fair value. The hedge is considered 100% effective for exposures to interest rate fluctuations. As a result of the 100% effectiveness of the hedge, changes in the fair value of the derivative are recorded in other comprehensive loss. Muzak LLC is amortizing the premium paid for the cap over the life of the agreement using the caplets approach and any amounts received under the cap will be recorded as a reduction to interest expense.

7.    Muzak Holdings Finance Corp. and Muzak Finance Corp.

Muzak Holdings Finance Corp. and Muzak Finance Corp. had no operating activities during the quarters ended March 31, 2003 and 2002.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Recently Issued Accounting Standards

The Emerging Issues Task Force has issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We are currently assessing the impact of EITF 00-21.

9.    Commitments and Contingencies

Litigation

Muzak LLC is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the management of Muzak LLC believes that the resulting liability, if any, will not have a material effect upon Muzak LLC’s consolidated financial statements or liquidity.

The industry-wide agreement between business music providers and BMI expired in December 1993. Since this time we have been operating under an interim agreement pursuant to which we have continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. We are involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable to BMI. The period from which such “reasonable” license fees are payable covers the period January 1, 1994 to March 31, 2003, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. We are vigorously contesting BMI’s assessment. We believe the eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. As of the date hereof, a trial date had not been set.

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

We cannot predict what the terms of the new BMI or ASCAP agreements with business music providers will be or when agreements will be reached, although BMI and ASCAP have indicated that they are seeking royalty rate increases and a retroactive royalty rate increase. As of March 31, 2003, we have not accrued any amounts in connection with any such potential retroactive rate increases. In the first quarter of 2003, we paid approximately $3.0 million in royalties to ASCAP, BMI and to SESAC. Increases in the fees we must pay under these agreements could adversely affect our operating margin, and, therefore, our results of operations.

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

As of March 31, 2003 our reserve for licensing royalties and related expenses was $2.9 million.

Other Commitments

As of March 31, 2003, Muzak LLC has approximately $30.5 million in outstanding capital expenditure commitments covering a three-year period. Muzak LLC is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

10. Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the quarters ended March 31, 2003 and 2002 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes. The subsidiary that does not guarantee the Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations for the Quarter ended March 31, 2003 (unaudited)  (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues
Music and other business services	$—	$41,012	$—	$1,630	$—	$42,642
Equipment and related services	—	14,048	—	—	—	14,048

	—	55,060	—	1,630	—	56,690
Cost of Revenues
Music and other business services	—	7,220	—	564	—	7,784
Equipment and related services	—	11,289	—	—	—	11,289

	—	18,509	—	564	—	19,073

	—	36,551	—	1,066	—	37,617

Selling, general & administrative	—	19,549	—	402	—	19,951
Depreciation & amortization expense	—	16,627	—	907	—	17,534

Income (Loss) from Operations	—	375	—	(243)	—	132
Other income (expense)
Interest expense	(2,036)	(6,522)	(2,839)	(54)	2,839	(8,612)
Other, net	—	36	—	—	—	36
Management Fee	—	326	—	(326)	—	—
Equity in earnings of subsidiaries**	(6,210)	(425)	—	—	6,635	—

Loss before income taxes	(8,246)	(6,210)	(2,839)	(623)	9,474	(8,444)
Income tax benefit	—	—	—	(198)	—	(198)

Net loss	$(8,246)	$(6,210)	$(2,839)	$(425)	$9,474	$(8,246)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of regulation S-X
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets as of March 31, 2003 (unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$262	$—	$—	$—	$262
Accounts receivable, net	—	25,557	—	1,090	—	26,647
Inventories	—	12,274	—	—	—	12,274
Prepaid expenses and other assets	—	2,179	—	—	—	2,179

Total current assets	—	40,272	—	1,090	—	41,362
Property and equipment, net	—	106,723	—	1,071	—	107,794
Intangible assets, net	—	241,029	—	25,055	—	266,084
Deferred subscriber acquisition costs and other assets, net	1,969	51,660	2,073	7	(2,073)	53,636
Advances to/from subsidiaries	—	—	—	662	(662)	—
Investment in subsidiaries	112,138	21,908	—	—	(134,046)	—

Total assets	$114,107	$461,592	$2,073	$27,885	$(136,781)	$468,876

LIABILITIES AND MEMBERS’ INTEREST
Current liabilities:
Accounts payable	$—	$9,137	$—	$220	$—	$9,357
Accrued expenses	—	16,170	473	1,188	(473)	17,358
Current portion of other liabilities	—	2,824	—	—	—	2,824
Current maturities of long term debt	—	7,769	—	86	—	7,855
Advanced billings	—	1,993	—	—	—	1,993

Total current liabilities	—	37,893	473	1,494	(473)	39,387
Long-term debt	66,437	293,368	115,000	2,039	(115,000)	361,844
Related party notes	—	10,000	—	—	—	10,000
Other liabilities	—	7,531	—	2,444	—	9,975
Advances to/from subsidiaries	—	662	—	—	(662)	—
Mandatorily redeemable preferred units	113,611	—	—	—	—	113,611
Members’ interest/Shareholders equity	(65,941)	112,138	(113,400)	21,908	(20,646)	(65,941)

Total liabilities and members’ interest	$114,107	$461,592	$2,073	$27,885	$(136,781)	$468,876

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows for the Quarter ended March 31, 2003 (unaudited)  (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$—	$8,366	$—	$798	$—	$9,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	7	—	—	—	7
Capital expenditures (for property, plant & equipment and intangibles)	—	(9,717)	—	—	—	(9,717)

Net cash used in investing activities	—	(9,710)	—	—	—	(9,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	(367)	—	—	—	(367)
Repayment of other debt	—	(585)	—	(21)	—	(606)
Advances to/from subsidiaries	—	777	—	(777)	—	—

Net cash used in financing activities	—	(175)	—	(798)	—	(973)

NET DECREASE IN CASH	—	(1,519)	—	—	—	(1,519)
CASH, BEGINNING OF PERIOD	—	1,781	—	—	—	1,781

CASH, END OF PERIOD	$—	$262	$—	$—	$—	$262

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations for the Quarter ended March 31, 2002 (unaudited)  (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues
Music and other business services	$—	$37,584	$—	$1,956	$—	$39,540
Equipment and related services	—	11,423	—	—	—	11,423

	—	49,007	—	1,956	—	50,963
Cost of Revenues
Music and other business services	—	7,417	—	343	—	7,760
Equipment and related services	—	9,558	—	—	—	9,558

	—	16,975	—	343	—	17,318

	—	32,032	—	1,613	—	33,645

Selling, general & administrative	—	17,847	—	224	—	18,071
Depreciation & amortization expense	—	16,513	—	1,337	—	17,850

Income (Loss) from Operations	—	(2,328)	—	52	—	(2,276)
Other income (expense)
Interest expense	(1,845)	(7,690)	(2,839)	(57)	2,839	(9,592)
Other, net	—	20	—	(1)	—	19
Management Fee	—	1,518	—	(1,518)	—	—
Equity in earnings of subsidiaries**	(9,701)	(1,221)	—	—	10,922	—

Loss before income taxes	(11,546)	(9,701)	(2,839)	(1,524)	13,761	(11,849)
Income tax benefit	—	—	—	(303)	—	(303)

Net loss	$(11,546)	$(9,701)	$(2,839)	$(1,221)	$13,761	$(11,546)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of regulation S-X
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets as of December 31, 2002 (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Assets

Current assets:
Cash	$—	$1,781	$—	$—	$—	$1,781
Accounts receivable, net	—	25,298	—	1,233	—	26,531
Inventories	—	11,401	—	—	—	11,401
Prepaid expenses and other assets	—	1,719	—	—	—	1,719

Total current assets	—	40,199	—	1,233	—	41,432

Property and equipment, net	—	109,699	—	1,190	—	110,889
Intangible assets, net	—	244,913	—	25,843	—	270,756
Deferred subscriber acquisition costs and other assets, net	2,050	51,114	2,177	5	(2,177)	53,169
Advance to/from subsidiary	—	62	—	—	(62)	—
Investment in Subsidiary	118,379	22,333	—	—	(140,712)	—

Total assets	$120,429	$468,320	$2,177	$28,271	$(142,951)	$476,246

Liabilities and Members’ Interest

Current liabilities:
Accounts payable	$—	$10,002	$—	$47	$—	$10,049
Accrued expenses	—	17,267	3,312	1,037	(3,312)	18,304
Current portion of other liabilities	—	2,924	—	—	—	2,924
Current maturities of long term debt	—	7,769	—	86	—	7,855
Advanced billings	—	1,040	—	—	—	1,040

Total current liabilities	—	39,002	3,312	1,170	(3,312)	40,172

Long-term debt	64,484	293,371	115,000	2,059	(115,000)	359,914
Related party notes	—	10,000	—	—	—	10,000
Other liabilities	—	7,568	—	2,647	—	10,215
Advance to/ from subsidiary	—	—	—	62	(62)	—
Mandatorily redeemable preferred units	109,114	—	—	—	—	109,114
Members’ interest/Shareholders equity	(53,169)	118,379	(116,135)	22,333	(24,577)	(53,169)

Total liabilities and members’ interest	$120,429	$468,320	$2,177	$28,271	$(142,951)	$476,246

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows for the Quarter ended March 31, 2002 (unaudited)  (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities	$—	$4,987	$—	$(319)	$—	$4,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	13	—	—	—	13
Capital expenditures (for property, plant & equipment and intangibles)	—	(9,467)	—	—	—	(9,467)

Net cash used in investing activities	—	(9,454)	—	—	—	(9,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	888	—	—	—	888
Repayment under revolver	—	(10,000)	—	—	—	(10,000)
Borrowing from senior credit facility	—	4,000	—	—	—	4,000
Proceeds from issuance of note payable to related party	—	10,000	—	—	—	10,000
Repayments of other debt	—	(638)	—	(19)	—	(657)
Payment of fees associated with financing	—	(1,514)	—	—	—	(1,514)
Advances to/from subsidiaries	—	(338)	—	338	—	—

Net cash provided by financing activities	—	2,398	—	319	—	2,717

NET DECREASE IN CASH	—	(2,069)	—	—	—	(2,069)
CASH, BEGINNING OF PERIOD	—	2,583	—	—	—	2,583

CASH, END OF PERIOD	$—	$514	$—	$—	$—	$514

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Subsequent Events

On May 5, 2003, Muzak LLC announced that it has commenced a private placement to raise proceeds of approximately $200 million from the issuance of Senior Notes due 2009 to be guaranteed by Muzak Holdings and certain of its subsidiaries. The Notes will be co-issued with Muzak Finance Corp. Subject to the successful completion of the offering, Muzak LLC will use the proceeds to repay its existing revolving credit facility, senior term loans, and certain other debt.

The Notes will be offered to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933 and to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933. The Notes will not be registered under the Securities Act of 1933. Therefore, the Notes may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                    RESULTS OF OPERATIONS

This Form 10-Q includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as “anticipate”, “believe”, “intend”, “expect”, “could”, “may”, “will” and similar expressions and include references to assumptions that the Company believes are reasonable and relate to our future prospects, developments and business strategies. Forward-looking statements involve risks and uncertainties, including, but not limited to those related to the Company’s substantial leverage and debt service requirements, restrictions imposed by the terms of the Company’s indebtedness, the Company’s history of net losses, the Company’s dependence on satellite delivery of its products, the Company’s ability to integrate acquisitions, future capital requirements, the impact of competition and technological change, the availability of cost-effective programming, the impact of legislation and regulation, risks associated with the effect of general economic conditions and the other factors discussed in the Company’s filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. The Company undertakes no obligation to update these forward-looking statements.

Recent Developments

On May 5, 2003, Muzak LLC announced that it has commenced a private placement to raise proceeds of approximately $200 million from the issuance of Senior Notes due 2009 to be guaranteed by Muzak Holdings and certain of its subsidiaries. The Notes will be co-issued with Muzak Finance Corp. Subject to the successful completion of the offering, Muzak LLC will use the proceeds to repay its existing revolving credit facility, senior term loans, and certain other debt.

The Notes will be offered to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933 and to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933. The Notes will not be registered under the Securities Act of 1933. Therefore, the Notes may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

Recently Issued Accounting Standards

The Emerging Issues Task Force has issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We are currently assessing the impact of EITF 00-21.

General

The Company is the leading provider of business music programming in the United States based on market share. We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming.

Results of Operations

Set forth below are discussions of the results of operations for Muzak Holdings LLC for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.

Revenues.    Revenues were $56.7 million and $51.0 million for the quarters ended March 31, 2003 and 2002, respectively, an increase of 11.2%. Music and other business services revenue increased $3.1 million, or 7.8% in 2003 as compared to the quarter ended March 31, 2002. The growth in music and other business services revenue is due to an increase in new client locations, offset by a 10.4% cancellation rate during the twelve months ended March 31, 2003. As a result of our efforts on reducing our client cancellation rate, we experienced a 9.8% cancellation rate in the first quarter of 2003 down from 10.0% in the first quarter of 2002. During the twelve months ended March 31, 2003, we added, net of cancellations, 7,100 Audio Architecture, 4,750 Voice, and 1,500 other locations. Equipment and related services revenue increased 23.0% or $2.6 million in 2003 as compared to the quarter ended March 31, 2002. The increase in equipment sales revenue reflects our targeted efforts to develop our equipment sales such as sound systems, noise masking, closed circuit television, and drive thru systems. Our targeted efforts include dedicating resources in the form of product specialists to facilitate this sales process.

Cost of Revenues.    Cost of revenues was $19.1 million and $17.3 million for the quarters ended March 31, 2003 and 2002, respectively, an increase of 10.1%. Total cost of revenues as a percentage of revenues was 33.6% and 34.0% for the quarters ended March 31, 2003 and 2002, respectively. Costs of music and other business services revenue as a percentage of music and other business services revenue was 18.3% and 19.6% for the quarters ended March 31, 2003 and 2002, respectively. The improvement in costs of music and other business services revenue is primarily due to the leveraging of fixed costs over a larger client base and labor savings achieved from the use of our Voice website. Costs of equipment and related services revenue as a percentage of equipment and related services revenue was 80.4% and 83.7% for the quarters ended March 31, 2003 and 2002, respectively. The decrease in the cost of equipment and related services revenues as a percentage of revenues is due to higher equipment and related services revenues together with a relatively fixed technician workforce as well as savings achieved from the efficient management of our internal and external labor resources.

Selling, general and administrative expenses.    Selling, general, and administrative expenses were $20.0 million and $18.1 million for the quarters ended March 31, 2003 and 2002, respectively, an increase of $1.9 million. A portion of this increase is due to a $0.8 million increase in amortization of subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses. This increase is directly related to the increase in music and other business services revenue. The remaining increase of $1.1 million is due to higher commissions directly related to the increase in equipment and related services revenue, increased overhead expenses such as insurance premiums, and an increase in sales support positions. Excluding the amortization of subscriber acquisition costs, selling, general, and administrative expenses as a percentage of revenues were 28.8% and 29.8% for the quarters ended March 31, 2003 and 2002, respectively. The first quarter of 2002 includes $0.5 million of charges incurred in connection with exploring various financing alternatives.

Depreciation and amortization expenses.    Depreciation and amortization was $17.5 million and $17.9 million for the quarters ended March 31, 2003 and 2002, respectively, a decrease of 1.8%. The decrease is due to several of our non compete agreements becoming fully amortized during 2002. Depreciation was $12.5 million and $11.6 million in the quarters ended March 31, 2003 and 2002, respectively. This increase is due to increase in property and equipment in conjunction with the Company’s growth in the number of client locations.

Interest expense.    Interest expense was $8.6 million and $9.6 million for the quarters ended March 31, 2003 and 2002, respectively, a decrease of $1.0 million, or 10.2%. This decrease is due to lower interest rates during the first quarter of 2003 as compared to the first quarter of 2002. The effective interest rate for the quarters ended March 31, 2003 and 2002 was 8.4% and 10.4%, respectively.

Income tax provision.    Income tax benefit was $0.2 million and $0.3 million for the quarters ended March 31, 2003 and 2002, respectively, a decrease of 34.7%. Although the Company is a limited liability company and is treated as a partnership for income tax purposes, the Company has several subsidiaries that are corporations. The income tax benefit relates to these corporate subsidiaries.

Net Loss.    The combined effect of the foregoing resulted in a net loss of $8.3 million for the quarter ended March 31, 2003, compared to a net loss of $11.5 million for the comparable 2002 period.

Liquidity and Capital Resources

Sources and Uses.    During the first quarter of 2003, our principal sources of funds have been cash generated from operations. During the quarter ended March 31, 2003, $9.2 million of cash was provided by our operating activities, $9.7 million of cash was used in investing activities, and $1.0 million of cash was used in financing activities. Cash was primarily used during the first quarter of 2003 to make investments relating to new client locations and to make interest payments.

We expect that our principal sources of funds will continue to be cash flows from operations and borrowings under the senior credit facility. As of March 31, 2003, we had outstanding debt of $185.8 million under our senior credit facility, with additional available borrowings of up to $27.9 million. Based upon current and anticipated levels of operations, we believe that our cash flows from operations, combined with availability under the senior credit facility, will be adequate to meet our liquidity needs for the next twelve months. We are continuing our efforts to improve working capital balances, while implementing additional cost saving initiatives, such as more efficiently utilizing our capital resources associated with new client locations. Overall, our business plan anticipates continued growth in new client locations, operational improvements, and increases in equipment and related services revenue. We strive to fund both investments in new client locations and interest and principal payments primarily through cash flows from operations rather than through borrowings under the Senior Credit Facility. We were able to fund both investments in new client locations and interest payments through cash flows from operations during the first quarter of 2003. We expect that net borrowings under its senior credit facility during 2003 will be minimal. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control.

The Company evaluates liquidity using several measures, one of them being EBITDA (defined as earnings before interest, income taxes (benefits), depreciation, and amortization). EBITDA is not intended to be a liquidity measure that should be regarded as an alternative to, or more meaningful than, cash flow from operations as a measure of liquidity, as determined in accordance with generally accepted accounting principles, known as GAAP. However, management believes that EBITDA is a meaningful measure of the cash flows available to invest in new client locations and to service its debt obligations. Further, management believes that EBITDA is commonly used in similar industries to analyze and compare companies on the basis of leverage and liquidity, however it is not necessarily comparable to similarly titled amounts of other companies. The following table provides a reconciliation of cash flows from operations to EBITDA.

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows provided by operating activities	$9,164	$4,668
Interest expense net of amortization	6,036	7,345
Change in working capital	1,545	2,544
Current tax expense	54	—
Change in unearned installation revenue	(8)	418
Amortization of deferred subscriber acquisition costs	(3,617)	(2,879)
Deferred subscriber acquisition costs	4,517	3,479
Gain on disposal of fixed assets	6	11

EBITDA	$17,697	$15,586

Capital Investments.    The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the quarter ended March 31, 2003, our total initial investment in new client locations was $12.7 million which was comprised of equipment and installation costs attributable to new client locations of $8.2 million and $4.5 million in sales commissions (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The sales commissions are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term of five years. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term of five years.

We currently anticipate that our total initial investment in new client locations during 2003 will be approximately $51.0 million including $34.0 million of equipment and installation costs attributable to new client locations, and $17.0 million in sales commissions relating to new client locations. These levels are higher than 2002 because of the anticipated increase in new client locations in 2003. We are focused on reducing the initial investment associated with new client locations through the re-use of equipment and efficiencies gained from vendor consolidation and technician labor management.

We also invest in property and equipment to be used at our headquarters and within our owned operations. Our investment for such property and equipment for the first quarter of 2003 was approximately $1.2 million, consisting of system upgrades, furniture and fixtures, computers, equipment to replenish the equipment exchange pool relating to our drive-thru systems client locations, and conversions from local broadcast technology to direct broadcast satellite transmission for existing client locations. We anticipate our investment in property and equipment to be used at headquarters, equipment for use in the exchange pool for servicing drive-thru systems client locations, and equipment for conversions will be approximately $3.8 million for 2003.

Sensitivity to Interest Rate Changes.    Due to the variable interest rates under the senior credit facility, we are sensitive to changes in interest rates. In 2000, we entered into an interest rate swap agreement in which we effectively exchanged $100 million of floating rate debt at three month LIBOR for 7.04% fixed rate debt. The interest rate swap terminated on April 19, 2002. We entered into a three year interest rate cap on April 19, 2002 for which we paid a premium of $0.4 million. The interest rate cap protects us against LIBOR increases above 7.25% and is designated as a hedge of interest rates. A 0.5% increase in each of LIBOR and the Alternate Base Rate (1.3% and 4.25% respectively, at March 31, 2003) would impact interest costs by approximately $0.9 million annually on the senior credit facility.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For the period ended March 31, 2003, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K.

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

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings.

As reported in the Company’s report on Form 10-K for the fiscal year ended December 31, 2002, ASCAP had notified the Company that ASCAP would pursue a rate court proceeding in federal court in New York and on January 29, 2003, made an application to the court to commence such a proceeding. The impact of this rate court proceeding and the pending rate court proceeding with BMI are more fully described in the Company’s report on Form 10-K. There have been no material developments in legal proceedings involving the Company since those reported in the Company’s Report on Form 10-K for fiscal year ended December 31, 2002.

ITEM 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

(b) Reports on Form 8-K

The Company furnished a Form 8-K on April 30, 2003 under Item 12, “Disclosure of Results of Operations and Financial Conditions” and was included under Item 9 in accordance with SEC Release No. 33-8216 (March 28, 2003). The Form 8-K included the Company’s first quarter financial results press release, which was furnished as Exhibit 99.1 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

MUZAK HOLDINGS LLC MUZAK HOLDINGS FINANCE CORP. MUZAK LLC MUZAK FINANCE CORP

	By:	/S/ WILLIAM A. BOYD
Date: May 13, 2003		William A. Boyd Chief Executive Officer (Principal Executive Officer)

	By:	/S/ STEPHEN P. VILLA
Date: May 13, 2003		Stephen P. Villa Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

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

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

May 13, 2003

/s/  Stephen P. Villa

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

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

May 13, 2003

/s/  William A. Boyd

William A. Boyd

Chief Executive Officer