Form 10-Q
period 2003-06-30
MUZAK HOLDINGS FINANCE CORP; MUZAK HOLDINGS LLC; MUZAK FINANCE CORP; MUZAK LLC
filed 2003-08-14
CIK 1085319, 1085320, 1086484, 1085321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number: 333-78571-02

                                              333-78573-01

                                         333-78571

                                              333-78571-05

MUZAK HOLDINGS LLC

MUZAK HOLDINGS FINANCE CORP

MUZAK LLC

MUZAK FINANCE CORP

(Exact Name of Registrants as Specified in their charter)

DELAWARE	04-3433730
DELAWARE	04-3433728
DELAWARE	04-3433729
DELAWARE	56-2187963
(State or Other Jurisdiction of Incorporated or Organization)	(I.R.S. Employer Identification No.)

3318 LAKEMONT BLVD

FORT MILL, SC 29708

(803) 396-3000

(Address, Including Zip Code and Telephone Number including Area Code of Registrants’ Principal Executive Offices)

Indicate by check mark whether the registrant has filed(1) all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in the Exchange Act Rule 12-b-2). Yes (        ) No (X)

On August 14, 2003, there were 144,129 membership units of the registrant outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MUZAK HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003 (unaudited)	December 31, 2002
ASSETS
Current assets:
Cash	$362	$1,781
Accounts receivable, net of allowances of $2,155 and $1,708	25,710	26,531
Inventory	13,719	11,401
Prepaid expenses and other assets	2,365	1,719

Total current assets	42,156	41,432
Property and equipment, net	108,470	110,889
Intangible assets, net	261,996	270,756
Deferred subscriber acquisition costs, net	43,522	41,410
Deferred charges and other assets, net	15,827	11,759

Total assets	$471,971	$476,246

LIABILITIES AND MEMBERS’ INTEREST
Current liabilities:
Accounts payable	$8,030	$10,049
Accrued expenses	16,665	18,304
Current maturities of other liabilities	2,811	2,924
Current maturities of long term debt	412	7,855
Advance billings	1,720	1,040

Total current liabilities	29,638	40,172
Long-term debt	395,535	359,914
Related party notes	—	10,000
Other liabilities	9,638	10,215
Commitments and contingencies
Manditorily redeemable preferred units	118,315	109,114
Members’ interest:
Class A units	108,064	117,167
Class B units	—	97
Accumulated other comprehensive loss	—	(290)
Accumulated deficit	(189,219)	(170,143)

Total members’ interest	(81,155)	(53,169)

Total liabilities and members’ interest	$471,971	$476,246

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Quarter Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues:
Music and other business services	$43,388	$40,406	$86,030	$79,946
Equipment and related services	14,195	13,663	28,243	25,086

	57,583	54,069	114,273	105,032
Cost of revenues:
Music and other business services (excluding $9,892, $10,951, $21,907 and $21,736 of depreciation and amortization expense)	7,936	10,888	15,720	18,648
Equipment and related services	11,966	11,043	23,255	20,601

	19,902	21,931	38,975	39,249

	37,681	32,138	75,298	65,783
Selling, general and administrative expenses	19,969	17,851	39,920	35,922
Depreciation and amortization expense	14,904	17,408	32,438	35,258

Income (loss) from operations	2,808	(3,121)	2,940	(5,397)
Other income (expense):
Interest expense	(9,852)	(9,048)	(18,464)	(18,640)
Other, net	59	97	95	116
Loss from extinguishment of debt	(3,694)	—	(3,694)	—

Loss before income taxes	(10,679)	(12,072)	(19,123)	(23,921)
Income tax provision (benefit)	151	(288)	(47)	(591)

Net loss	$(10,830)	$(11,784)	$(19,076)	$(23,330)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(19,076)	$(23,330)
Adjustments to derive cash flow from continuing operating activities:
Loss on extinguishment of debt	3,694	—
Gain on disposal of fixed assets	(8)	(13)
Deferred income tax benefit	(402)	(689)
Depreciation and amortization	32,438	35,258
Amortization of senior discount notes and senior notes	3,938	3,717
Amortization of deferred financing fees	1,273	1,050
Amortization of deferred subscriber acquisition costs	7,486	5,922
Deferred subscriber acquisition costs	(9,597)	(7,226)
Unearned installment income	(2)	(737)
Change in certain assets and liabilities
Decrease in accounts receivable	821	961
Increase in inventory	(2,318)	(1,670)
Decrease in accounts payable	(2,407)	(962)
Decrease in accrued expenses	(1,639)	(90)
Increase in advance billings	680	422
Other, net	(2,861)	(37)

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,020	12,576

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20,588)	(18,054)
Proceeds from sale of fixed assets	18	18

NET CASH USED IN INVESTING ACTIVITIES	(20,570)	(18,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in book overdrafts	388	1,318
Proceeds from issuance of Senior Notes	218,869	—
Repayments of senior credit facility	(159,514)	(3,347)
Repayments on revolver	(31,000)	(10,000)
Borrowings on revolver	12,200	8,500
Repurchase of Senior discount notes	(14,440)	—
Issuance (repayment) of notes payable to a related party	(10,000)	10,000
Termination (purchase) of interest rate protection agreement	4	(372)
Repayments of capital lease obligations and other debt	(1,107)	(1,373)
Payment of fees associated with financing	(8,269)	(1,532)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,131	3,194

NET DECREASE IN CASH	(1,419)	(2,266)
CASH, BEGINNING OF PERIOD	1,781	2,583
CASH, END OF PERIOD	$362	$317

Significant non-cash activities:
Capital lease obligations	$681	$1,291

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ INTEREST

(Unaudited)

(in thousands, except for units)

	Class A		Class B		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Members’ Interest
	Units	Dollars	Units	Dollars
Balance, December 31, 2002	132,422	$117,167	11,419	$97	$(170,143)	$(290)	$(53,169)
Comprehensive loss:
Net loss					(19,076)		(19,076)
Current period change in value of derivative					—	(78)	(78)
Reclassification to earnings						368	368

Total comprehensive loss					(19,076)	290	(18,786)
Net Issuance of units			288	—			—
Preferred return on preferred units	—	(9,103)	—	(97)	—	—	(9,200)

Balance, June 30, 2003	132,422	$108,064	11,707	$—	$(189,219)	$—	$(81,155)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Muzak Holdings LLC (“the Company”), previously known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of Delaware. The Company, through its subsidiaries, provides business music programming to clients through its integrated nationwide network of owned operations and franchises. All of the operating activities are conducted through the Company’s subsidiaries.

As of June 30, 2003, ABRY Partners, LLC and its respective affiliates, collectively own approximately 64.2% of the beneficial interests in the Company’s voting interests.

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

The financial statements as of June 30, 2003 and 2002 and for the three and six months then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	Useful Life	June 30, 2003	December 31, 2002
	(years)	(Unaudited)
Equipment provided to subscribers	4-6	$150,469	$140,604
Capitalized installation labor	5	69,304	62,007
Equipment	5-7	27,840	25,716
Other	3-30	19,336	18,321

		266,949	246,648
Less accumulated depreciation		(158,479)	(135,759)

		$108,470	$110,889

Included in equipment and other at June 30, 2003 and December 31, 2002 is $14.4 million and $13.8 million, respectively, of equipment under capital leases, gross of accumulated depreciation of $10.7 million and $9.5 million, respectively. Depreciation of property and equipment was $10.4 and $22.9 million for the quarter and six months ended June 30, 2003, respectively, and $11.4 million and $23.0 million for the quarter and six months ended June 30, 2002, respectively.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INTANGIBLE ASSETS

Unamortized intangible assets consist of the following (in thousands):

	June 30, 2003 Carrying Amount	December 31, 2002 Carrying Amount
	(unaudited)
Goodwill	$140,805	$140,805

Amortized intangible assets consist of the following (in thousands):

	Useful Life (years)	June 30, 2003		December 31, 2002
		(unaudited)
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Income producing contracts	12	$153,900	$(53,029)	$153,956	$(46,617)
License agreements	20	5,082	(1,079)	5,082	(953)
Deferred production costs	10	6,601	(1,546)	5,780	(1,232)
Trademarks	5	15,143	(12,757)	15,136	(11,242)
Non-compete agreements	3-5	1,859	(1,498)	7,468	(6,211)
Other	20	10,741	(2,226)	10,741	(1,957)

		$193,326	$(72,135)	$198,163	$(68,212)

Aggregate amortization expense was $4.5 million and $9.5 million for the quarter and six months ended June 30, 2003, respectively, and $6.0 million and $12.3 million for the quarter and six months ended June 30, 2002, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

Fiscal year ending
2003 (remaining six months)	$8,915
2004	15,162
2005	14,323
2006	14,272
2007	14,246

5. ACCRUED EXPENSES

Accrued expenses are summarized below (in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)
Accrued interest	$5,847	$3,427
Accrued compensation and benefits	1,684	3,178
Licensing royalties	3,987	4,054
Other	5,147	7,645

	$16,665	$18,304

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT

Debt obligations consist of the following (in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)
Related Party Notes	$—	$10,000

Long term debt:
Revolving Loan-Senior Credit Facility	$7,500	$26,300
Senior Credit Facility	—	159,514
Senior Notes	218,886	—
Senior Subordinated Notes	115,000	115,000
Senior Discount Notes	52,135	64,484
Other	2,426	2,471

Total debt obligations	395,947	367,769
Less current maturities	(412)	(7,855)

	$395,535	$359,914

As discussed below, on May 20, 2003, Muzak LLC completed a private placement for $220.0 million principal amount of 10% Senior Notes due 2009. The proceeds were used to repay our revolving loan, Term Loan A, and Term Loan B under our then existing Senior Credit Facility, related party notes, and to purchase a portion of the outstanding Senior Discount Notes. We incurred financing fees of $10.2 million in connection with this transaction, $8.3 million of which were paid during the quarter ended June 30, 2003. The fees are included in Deferred charges and other assets, net on the balance sheet. In addition, we wrote off $5.2 million of financing fees relating to the then existing Senior Credit facility. This charge is included in loss on extinguishment of debt for the quarter ended June 30, 2003.

Revolving Loan- Senior Credit Facility

In connection with the private placement of Senior Notes, the Company replaced its senior credit facility with a new senior secured credit facility maturing on May 20, 2008. The new Senior Credit Facility is a revolving loan with borrowing availability of up to $60.0 million, a portion of which is available for the issuance of letters of credit. As of June 30, 2003, the Company had $7.5 million outstanding under it’s revolver, $1.1 million letters of credit outstanding and $51.4 million of borrowing availability.

The new Senior Credit facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by a first priority security interest in (i) substantially all of our tangible and intangible assets and (ii) our capital stock and the capital stock of our subsidiaries. The non-guarantor subsidiary is minor and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements. The Senior Credit Facility contains restrictive covenants including the maintenance of interest, total leverage, and fixed charge ratios and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. The Company was in compliance with these covenants as of June 30, 2003 and believes it will be in compliance with these covenants and restrictions for the next twelve months.

Indebtedness under the revolver bears interest at a per annum rate equal to the Company’s choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 2.00% to 2.75% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two, three, six, nine, or twelve months, as selected

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by the Company, plus a margin ranging from 3.25% to 4.00%. Margins are fixed from May 20, 2003 until December 31, 2003, and were 2.75% and 4.00% in the case of Base Rate and Libor, respectively as of June 30, 2003. Subsequent to December 31, 2003, the margins will be subject to adjustment based on changes in the Company’s ratio of consolidated total debt to EBITDA (i.e, earnings before interest, taxes, depreciation and amortization and certain other charges as defined in the agreement). As of June 30, 2003, the interest rate on the revolver was 5.3%.

Senior Notes

On May 20, 2003, Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $220.0 million in principal amount of 10% Senior Notes (“Senior Notes”) which mature on February 15, 2009. Interest is payable semi-annually, in arrears, on May 15 and November 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance and are subordinate to existing and future secured debt and are senior to Muzak LLC’s existing Senior Subordinated Notes. The Senior Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 7). The indenture governing the Senior Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After February 15, 2006, the issuers may redeem all or part of the Notes at a redemption price equal to 105.0% of the principal which redemption price declines to 100% of the principal amount in 2008.

Senior Subordinated Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of Muzak LLC and Muzak Finance and are subordinated in right of payment to all existing and future Senior Indebtedness of Muzak LLC and Muzak Finance. The Senior Subordinated Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 7). The indenture governing the Senior Subordinated Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After March 15, 2004, the issuers may redeem all or part of the Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

Senior Discount Notes

The Company together with its wholly owned subsidiary Muzak Holdings Finance Corp., has $56.9 million in principal amount at maturity, or $30.4 million in accreted value on the issue date, of 13% Senior Discount Notes (the “Senior Discount Notes”) due March 2010. Accreted value on the Senior Discount Notes was $52.1 million and $64.5 million as of June 30, 2003 and December 31, 2002. The Senior Discount Notes were issued at a substantial discount from their principal amount at maturity. Until March 15, 2004, the Senior Discount Notes will accrete in value such that the accreted value on March 15, 2004 will equal the principal amount at maturity of the Senior Discount Notes. Cash interest on the Senior Discount Notes is not payable prior to March 15, 2004. From and after March 15, 2004, interest on the Senior Discount Notes will accrue at a rate of 13% per annum. Interest will be payable semi-annually in arrears on each March 15 and September 15, commencing September 15, 2004, to holders of record of the Senior Discount Notes at the close of business on the immediately preceding March 1 and September 1. Muzak Holdings LLC does not have any operations or assets other than its ownership of Muzak LLC. Accordingly, Muzak Holdings LLC is dependent upon distributions from Muzak LLC in order to pay interest beginning in 2004 as discussed above. Muzak LLC’s senior credit facility, senior notes, and senior subordinated notes indenture impose restrictions on its ability to make distributions to Muzak Holdings LLC. The senior credit facility, senior notes, and the senior subordinated notes indenture permit Muzak LLC to make payments and distributions to Muzak Holdings LLC on and after September 15, 2004 in an amount sufficient to permit Muzak Holdings LLC to make cash interest payments when due, however the senior credit facility requires that certain financial covenant levels be met in order to make such distributions.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A portion of the proceeds from the issuance of Senior Notes were used to purchase an aggregate principal amount of $18.1 million of the Company’s Senior Discount Notes due 2010. We recorded a gain on extinguishment of debt of $1.9 million in connection with this transaction. This gain is included in loss on extinguishment of debt for the quarter ended June 30, 2003.

Related Party Notes

In March 2002, MEM Holdings LLC borrowed an aggregate amount of $10.0 million from MEM Holdings LLC in the form of junior subordinated unsecured notes (the “sponsor notes”), the proceeds of which were used to repay outstanding revolving loan balances. MEM Holdings is a company that owns 64.2% of the voting interests in the Company. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

The sponsor notes accrued interest at 15% per annum from March 2002 through May 20, 2003. These notes and accrued interest, which collectively totaled $11.9 million as of May 20, 2003, were repaid in conjunction with the private placement of Senior Notes.

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

Liquidity

During 2003, the Company’s principal sources of funds will be cash flows from operations and borrowings under the senior credit facility. As of June 30, 2003, the Company had outstanding debt of $7.5 million under its Senior Credit Facility, with additional available borrowings of up to $51.4 million. The financing transaction eliminated our amortizing Senior Credit Facility and extended 98% of our debt maturities to 2009 and beyond. Based upon our current capital structure and current and anticipated levels of operations, the Company believes that its cash flows from operations, combined with availability under the senior credit facility, will be adequate to meet its liquidity needs for the foreseeable future. We strive to fund both investments in new client locations and interest payments primarily through cash generated from operations rather than through borrowings under the Senior Credit Facility and expect to borrow under our revolver in the second half of 2003. The Company is continuing its efforts to improve working capital balances, increase efficiencies of its technician workforce, and decrease the up front capital investment associated with a new client location. Overall, the Company’s business plan anticipates continued growth in new client locations and operational improvements. The Company’s future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, its dependence on license agreements and other factors that are beyond its control.

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2003 (remaining six months)	$369
2004	94
2005	101
2006	110
2007	118
Thereafter	401,087

The Annual maturities schedule includes the principal amount of the Senior Notes and Senior Discount Notes which mature in 2009 and 2010, respectively.

Total interest paid by the Company on all indebtedness was $1.7 million and $10.2 million for the quarter and six months ended June 30, 2003, respectively and $4.5 million and $16.9 million for the quarter and six months ended

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2002. The weighted average interest rate on all indebtedness was 10.3% and 8.7% as of June 30, 2003 and 2002, respectively.

Interest Rate Protection Programs

On January 28, 2000, the Company entered into an interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 7.042% fixed rate debt. The interest rate swap agreement terminated on April 19, 2002. The effect of this interest rate protection agreement on the operating results of the Company was to increase interest expense by $0.4 million and $1.6 million for the quarter and six months ended June 30, 2002.

The Company entered into a three year interest rate cap on April 19, 2002, for which it paid a premium of $0.4 million. The interest rate cap protected the Company against LIBOR increases above 7.25% and was designated as a hedge of interest rates. An interest rate protection agreement was required by the Company’s previous Senior Credit Facility and this interest rate cap was terminated on May 20, 2003 in conjunction with the repayment of the previous Senior Credit Facility. The Company received $4 thousand in proceeds for the sale of this interest rate cap, and reclassified $368 thousand from other comprehensive loss to earnings. This charge has been recorded in loss on extinguishment of debt.

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of June 30, 2003 and December 31, 2002 were $395.7 million and $329.9 million, respectively. The fair value of the Senior Notes, Senior Subordinated Notes, and the Senior Discount Notes are based upon quoted market price. The fair value of the other long-term debt of the Company approximates the carrying value as it bears interest at variable rates.

7. GUARANTORS

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the quarter and six months ended June 30, 2003 and 2002 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Subordinated Notes and the Senior Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Subordinated Notes and the Senior Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Subordinated Notes and the Senior Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Subordinated Notes and the Senior Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes and the Senior Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes and the Senior Notes. The subsidiary that does not guarantee the Senior Subordinated Notes and the Senior Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets as of June 30, 2003 (unaudited, in thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$362	$—	$—	$—	$362
Accounts receivable, net	—	24,624	—	1,086	—	25,710
Inventories	—	13,719	—	—	—	13,719
Prepaid expenses and other assets	—	2,365	—	—	—	2,365

Total current assets	—	41,070	—	1,086	—	42,156
Property and equipment, net	—	107,517	—	953	—	108,470
Intangible assets, net	—	237,391	—	24,605	—	261,996
Deferred subscriber acquisition costs and other assets, net	1,433	57,908	1,968	8	(1,968)	59,349
Advances to/from subsidiaries	—	—	—	665	(665)	—
Investment in subsidiaries	87,862	21,539	—	—	(109,401)	—

Total assets	$89,295	$465,425	$1,968	$27,317	$(112,034)	$471,971

LIABILITIES AND MEMBERS’ INTEREST
Current liabilities:
Accounts payable	$—	$7,788	$—	$242	$—	$8,030
Accrued expenses	—	15,530	3,312	1,135	(3,312)	16,665
Current portion of other liabilities	—	2,811	—	—	—	2,811
Current maturities of long term debt	—	326	—	86	—	412
Advanced billings	—	1,720	—	—	—	1,720

Total current liabilities	—	28,175	3,312	1,463	(3,312)	29,638
Long-term debt	52,135	341,383	115,000	2,017	(115,000)	395,535
Other liabilities	—	7,340	—	2,298	—	9,638
Advances to/from subsidiaries	—	665	—	—	(665)	—
Mandatorily redeemable preferred units	118,315	—	—	—	—	118,315
Members’ interest	(81,155)	87,862	(116,344)	21,539	6,943	(81,155)

Total liabilities and members’ interest	$89,295	$465,425	$1,968	$27,317	$(112,034)	$471,971

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations for the Quarter ended June 30, 2003 (unaudited)

(In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues
Music and other business services	$—	$41,794	$—	$1,594	$—	$43,388
Equipment and related services	—	14,195	—	—	—	14,195

	—	55,989	—	1,594	—	57,583
Cost of Revenues
Music and other business services	—	7,382	—	554	—	7,936
Equipment and related services	—	11,966	—	—	—	11,966

	—	19,348	—	554	—	19,902

	—	36,641	—	1,040	—	37,681

Selling, general & administrative	—	19,655	—	314	—	19,969
Depreciation & amortization expense	—	14,333	—	571	—	14,904

Income from Operations	—	2,653	—	155	—	2,808
Other income (expense)
Interest expense	(2,058)	(7,740)	(5,300)	(54)	5,300	(9,852)
Other, net	—	59	—	—	—	59
Loss from extinguishment of debt	1,384	(5,078)	—	—	—	(3,694)
Management Fee	—	319	—	(319)	—	—
Equity in earnings of subsidiaries**	(10,156)	(369)	—	—	10,525	—

Loss before income taxes	(10,830)	(10,156)	(5,300)	(218)	15,825	(10,679)
Income tax expense	—	—	—	151	—	151

Net loss	$(10,830)	$(10,156)	$(5,300)	$(369)	$15,825	$(10,830)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of regulation S-X
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes and the Senior Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes and the Senior Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes and the Senior Notes.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets as of June 30, 2002 (unaudited)

(In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$317	$—	$—	$—	$317
Accounts receivable, net	—	22,117	—	1,236	—	23,353
Inventories	—	11,072	—	—	—	11,072
Prepaid expenses and other assets	—	2,151	—	—	—	2,151

Total current assets	—	35,657	—	1,236	—	36,893
Property and equipment, net	—	112,263	—	1,428	—	113,691
Intangible assets, net	—	253,650	—	27,380	—	281,030
Deferred subscriber acquisition costs and other assets, net	2,216	50,405	2,386	—	(2,386)	52,621
Advances to/from subsidiaries	—	197	—	—	(197)	—
Investment in subsidiaries	129,125	23,132	—	—	(152,257)	—

Total assets	$131,341	$475,304	$2,386	$30,044	$(154,840)	$484,235

LIABILITIES AND MEMBERS’ INTEREST
Current liabilities:
Accounts payable	$—	$5,408	$—	$140	$—	$5,548
Accrued expenses	—	20,754	3,312	1,064	(3,312)	21,818
Current portion of other liabilities	—	4,066	—	—	—	4,066
Current maturities of long term debt	—	7,069	—	83	—	7,152
Advanced billings	—	1,292	—	—	—	1,292

Total current liabilities	—	38,589	3,312	1,287	(3,312)	39,876
Long-term debt	60,577	290,917	115,000	2,104	(115,000)	353,598
Related party notes	—	10,000	—	—	—	10,000
Other liabilities	—	6,673	—	3,324	—	9,997
Advances to/from subsidiaries	—	—	—	197	(197)	—
Mandatorily redeemable preferred units	99,878	—	—	—	—	99,878
Members’ interest	(29,114)	129,125	(115,926)	23,132	(36,331)	(29,114)

Total liabilities and members’ interest	$131,341	$475,304	$2,386	$30,044	$(154,840)	$484,235

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of regulation S-X

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations for the Quarter ended June 30, 2002 (unaudited)

(In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues
Music and other business services	$—	$38,541	$—	$1,865	$—	$40,406
Equipment and related services	—	13,663	—	—	—	13,663

	—	52,204	—	1,865	—	54,069
Cost of Revenues
Music and other business services	—	10,576	—	312	—	10,888
Equipment and related services	—	11,043	—	—	—	11,043

	—	21,619	—	312	—	21,931

	—	30,585	—	1,553	—	32,138

Selling, general & administrative	—	17,669	—	182	—	17,851
Depreciation & amortization expense	—	16,240	—	1,168	—	17,408

Income (Loss) from Operations	—	(3,324)	—	203	—	(3,121)
Other income (expense)
Interest expense	(2,036)	(7,057)	(2,839)	45	2,839	(9,048)
Other, net	—	96	—	1	—	97
Management Fee	—	1,449	—	(1,449)	—	—
Equity in earnings of subsidiaries**	(9,748)	(912)	—	—	10,660	—

Loss before income taxes	(11,784)	(9,748)	(2,839)	(1,200)	13,499	(12,072)
Income tax benefit	—	—	—	(288)	—	(288)

Net loss	$(11,784)	$(9,748)	$(2,839)	$(912)	$13,499	$(11,784)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of regulation S-X
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations for the Six Months ended June 30, 2003

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues
Music and other business services	$—	$82,806	$—	$3,224	$—	$86,030
Equipment and related services	—	28,243	—	—	—	28,243

	—	111,049	—	3,224	—	114,273
Cost of Revenues
Music and other business services	—	14,602	—	1,118	—	15,720
Equipment and related services	—	23,255	—	—	—	23,255

	—	37,857	—	1,118	—	38,975

	—	73,192	—	2,106	—	75,298

Selling, general & administrative	—	39,203	—	717	—	39,920
Depreciation & amortization expense	—	30,961	—	1,477	—	32,438

Income (Loss) from Operations	—	3,028	—	(88)	—	2,940
Other income (expense)
Interest expense	(4,094)	(14,262)	(8,139)	(108)	8,139	(18,464)
Other, net	—	95	—	—	—	95
Loss from extinguishment of debt	1,384	(5,078)	—	—	—	(3,694)
Management Fee	—	645	—	(645)	—	—
Equity in earnings of subsidiaries**	(16,366)	(794)	—	—	17,160	—

Loss before income taxes	(19,076)	(16,366)	(8,139)	(841)	25,299	(19,123)
Income tax benefit	—	—	—	(47)	—	(47)

Net loss	$(19,076)	$(16,366)	$(8,139)	$(794)	$25,299	$(19,076)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of regulation S-X
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes and the Senior Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes and the Senior Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes and the Senior Notes.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations for the Six Months ended June 30, 2002

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues
Music and other business services	$—	$76,125	$—	$3,821	$—	$79,946
Equipment and related services	—	25,086	—	—	—	25,086

	—	101,211	—	3,821	—	105,032
Cost of Revenues
Music and other business services	—	17,993	—	655	—	18,648
Equipment and related services	—	20,601	—	—	—	20,601

	—	38,594	—	655	—	39,249

	—	62,617	—	3,166	—	65,783

Selling, general & administrative	—	35,516	—	406	—	35,922
Depreciation & amortization expense	—	32,753	—	2,505	—	35,258

Income (Loss) from Operations	—	(5,652)	—	255	—	(5,397)
Other income (expense)
Interest expense	(3,880)	(14,748)	(5,678)	(12)	5,678	(18,640)
Other, net	—	116	—	—	—	116
Management Fee	—	2,967	—	(2,967)	—	—
Equity in earnings of subsidiaries**	(19,450)	(2,133)	—	—	21,583	—

Loss before income taxes	(23,330)	(19,450)	(5,678)	(2,724)	27,261	(23,921)
Income tax benefit	—	—	—	(591)	—	(591)

Net loss	$(23,330)	$(19,450)	$(5,678)	$(2,133)	$27,261	$(23,330)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of regulation S-X
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for the Six Months ended June 30, 2003

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$—	$10,977	$—	$1,043	$—	$12,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	18	—	—	—	18
Capital expenditures	—	(20,588)	—	—	—	(20,588)

Net cash used in investing activities	—	(20,570)	—	—	—	(20,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	388	—	—	—	388
Proceeds from issuance of Senior Notes	—	218,869	—	—	—	218,869
Repayment of senior credit facility	—	(159,514)	—	—	—	(159,514)
Repurchase of senior discount notes	(14,440)	—	—	—	—	(14,440)
Repayments on revolver	—	(31,000)	—	—	—	(31,000)
Borrowings on revolver	—	12,200	—	—	—	12,200
Repayment of note payable to related party	—	(10,000)	—	—	—	(10,000)
Proceeds from sale of interest rate protection agreement	—	4	—	—	—	4
Repayments of capital lease obligations and other debt	—	(1,065)	—	(42)	—	(1,107)
Payment of fees associated with financing	—	(8,269)	—	—	—	(8,269)
Advances to/from subsidiaries	14,440	(13,439)	—	(1,001)	—	—

Net cash provided by/(used in) financing activities	—	8,174	—	(1,043)	—	7,131

NET DECREASE IN CASH	—	(1,419)	—	—	—	(1,419)
CASH, BEGINNING OF PERIOD	—	1,781	—	—	—	1,781

CASH, END OF PERIOD	$—	$362	$—	$—	$—	$362

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for the Six Months ended June 30, 2002

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities	$—	$12,832	$—	$(256)	$—	$12,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	18	—	—	—	18
Capital expenditures	—	(18,054)	—	—	—	(18,054)

Net cash used in investing activities	—	(18,036)	—	—	—	(18,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	1,318	—	—	—	1,318
Borrowings under revolver	—	8,500	—	—	—	8,500
Repayments under revolver	—	(10,000)	—	—	—	(10,000)
Repayments of senior credit facility	—	(3,347)	—	—	—	(3,347)
Proceeds from issuance of note payable to related party	—	10,000	—	—	—	10,000
Payment of interest rate protection agreement	—	(372)	—	—	—	(372)
Repayments of capital lease and other debt	—	(1,334)	—	(39)	—	(1,373)
Payment of fees associated with financing	—	(1,532)	—	—	—	(1,532)
Advances to/from subsidiaries	—	(295)	—	295	—	—

Net cash provided by financing activities	—	2,938	—	256	—	3,194

NET DECREASE IN CASH	—	(2,266)	—	—	—	(2,266)
CASH, BEGINNING OF PERIOD	—	2,583	—	—	—	2,583

CASH, END OF PERIOD	$—	$317	$—	$—	$—	$317

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. MANDATORILY REDEEMABLE PREFERRED UNITS

The Company was in violation of unit coverage and total leverage ratio under the Securities Purchase Agreement as of June 30, 2003. As a result of the default, the preferred units will accrue at a preferential return of 17% per annum as long as the default is continuing. The Company is projecting to be out of compliance with the unit coverage ratio for the next twelve months. Failure to comply with unit coverage ratio for four consecutive quarters results in an increase in the authorized number of Class B Directors from five to seven. The Class B Directors so designated will be entitled to serve until such time as the Company complies with the unit coverage ratio. The number of Class A directors will remain unchanged at three directors, each of whom have three votes. The Class A directors are comprised of representatives from ABRY Partners, and therefore ABRY Partners will remain in control of the board of directors. The foregoing defaults do not result in a change of voting control or a cross default under the Senior Credit Facility or the indentures governing the Senior Notes, the Senior Subordinated Notes, and the Senior Discount Notes. The Company is projecting to be in compliance with the leverage ratio as of September 30, 2003.

9. MUZAK HOLDINGS FINANCE CORP. AND MUZAK FINANCE CORP.

Muzak Holdings Finance Corp. and Muzak Finance Corp. had no operating activities during the six months ended June 30, 2003 and 2002.

10. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The Standard specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. The effective date of this standard is for interim periods beginning after June 15, 2003. We have assessed the impact of SFAS 150 and will reclassify the mandatorily redeemable preferred units to liabilities during the quarter ended September 30, 2003.

The Emerging Issued Task Force has issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We are currently assessing the impact of EITF 00-21.

11. COMMITMENTS AND CONTINGENCIES

Litigation

Muzak LLC is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the management of Muzak LLC believes that the resulting liability, if any, will not have a material effect upon Muzak LLC’s consolidated financial statements or liquidity.

Music Licenses

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

The industry-wide agreement between business music providers and ASCAP expired in May 1999. We began negotiations with ASCAP in June 1999, and we have continued to pay ASCAP royalties at the 1999 rates. The agreement between business music providers and ASCAP allowed either party to pursue a rate court proceeding in

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

federal court in New York to seek a court determined reasonable rate if a mutually acceptable rate was not obtained by November 29, 2002. ASCAP notified the Company that it would pursue such rate court proceeding and on January 29, 2003 made an application to the court to commence such a proceeding. Discovery in the proceeding has commenced and is not yet completed.

We cannot predict what the terms of the new BMI or ASCAP agreements with business music providers will be or when agreements will be reached, although BMI and ASCAP have indicated that they are seeking royalty rate increases and a retroactive royalty rate increase. As of June 30, 2003, we have not accrued any amounts in connection with any such potential retroactive rate increases. In the second quarter and six months of 2003, we paid approximately $2.3 million and $5.3 million, respectively in royalties to ASCAP, BMI and to SESAC. Increases in the fees we must pay under these agreements could adversely affect our operating margin, and, therefore, our results of operations.

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

During the quarter ended June 30, 2002, the Company increased its estimated reserve for prior period licensing royalties and related expenses by $3.1 million. This charge was recorded in cost of music and other business services revenues. This accrual was not made in connection with a potential retroactive rate increase for BMI or ASCAP.

As of June 30, 2003, our reserve for prior period licensing royalties and related expenses was $2.9 million.

Other Commitments

As of June 30, 2003, the Company has approximately $27.9 million in outstanding capital expenditure commitments covering a three-year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

12. RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2003, the Company accrued $1.2 million of fees payable to ABRY Partners. These fees were incurred under the Management and Consulting Services Agreement with ABRY Partners and for services rendered in connection with the private placement of Senior Notes.

The Company repaid $10.0 million sponsor notes to MEM Holdings in conjunction with the private placement of Senior Notes during the quarter ended June 30, 2003.

MUZAK HOLDINGS LLC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as “anticipate”, “believe”, “intend”, “expect”, “could”, “may”, “will” and similar expressions and include references to assumptions that the Company believes are reasonable and relate to our future prospects, developments and business strategies. Forward-looking statements involve risks and uncertainties, including, but not limited to those related to the Company’s substantial leverage and debt service requirements, restrictions imposed by the terms of the Company’s indebtedness, the Company’s history of net losses, the Company’s dependence on satellite delivery of its products and on license agreements, the Company’s ability to integrate acquisitions, future capital requirements, the impact of competition and technological change, the availability of cost-effective programming, the impact of legislation and regulation, risks associated with the effect of general economic conditions and the other factors discussed in the Company’s filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. The Company undertakes no obligation to update these forward-looking statements.

Recent Developments

On May 20, 2003, Muzak LLC completed a private placement for $220 million principal amount of 10% Senior Notes due 2009. The Company used the proceeds to repay its then existing revolving credit facility, senior term loans, sponsor notes and to repurchase a portion of its senior discount notes.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The Standard specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. The effective date of this standard is for interim periods beginning after June 15, 2003. We have assessed the impact of SFAS 150 and will reclassify the mandatorily redeemable preferred units to liabilities during the quarter ended September 30, 2003.

The Emerging Issued Task Force has issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We are currently assessing the impact of EITF 00-21.

General

Muzak is the leading provider of business music programming in the United States based on market share. We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming.

Results of Operations

Set forth below are discussions of the results of operations for Muzak Holdings LLC for the quarter and six months ended June 30, 2003 compared to the quarter and six months ended June 30, 2002.

Revenues.    Revenues were $57.6 million and $54.1 million for the quarters ended June 30, 2003 and 2002, respectively, an increase of 6.5% and were $114.3 million and $105.0 million for the six months ended June 30, 2003 and 2002, respectively, an increase of 8.8%. Music and other business services revenue increased $3.0 million, or 7.4% in 2003 as compared to the quarter ended June 30, 2002 and increased $6.1 million or 7.6% during the six months ended June 30, 2003 as compared to the 2002 period. The growth in music and other business services revenue is due to an increase in new client locations, offset by a 10% cancellation rate during the twelve months ended June 30, 2003. As a result of our efforts on reducing the client cancellation rate, we experienced a 9.4% cancellation rate in the six months ended June 30, 2003 as compared to 9.9% in the comparable 2002 period. During the twelve months ended June 30, 2003, we added, net of cancellations, 8,300

MUZAK HOLDINGS LLC

Item 2. Management’s Discussion and Analysis (Continued)

Audio Architecture, 4,750 Voice, and 1,700 other locations. Equipment and related services revenues increased $0.5 million and $3.2 million for the quarter and six months ended June 30, 2003, respectively versus the comparable 2002 periods. The 12.6% increase for the six months reflects our targeted efforts to develop our equipment sales such as sound systems, noise masking, closed circuit television, and drive thru systems. Our targeted efforts include dedicating resources in the form of product specialists to facilitate this sales process.

Cost of revenues.    Cost of revenues were $19.9 million and $21.9 million for the quarters ended June 30, 2003 and 2002, respectively, a decrease of $2.0 million. Costs of music and other business services for the quarter ended June 30, 2002 includes a $3.1 million charge relating to an increase in reserves for prior period licensing royalties and related expenses. Excluding this charge, cost of music and other business services revenues as a percentage of revenues was 18.3% and 19.2% for the quarters ended June 30, 2003 and 2002, respectively and was 18.3% and 19.4% for the six months ended June 30, 2003 and 2002, respectively. The decrease in cost of revenues as a percentage of revenues is due to the leveraging of the fixed cost infrastructure including costs such as satellite space, and music programming as well as from efficiencies achieved from our muzakvoice.com website. Costs of equipment and related services revenue as a percentage of revenues increased to 84.3% in the second quarter of 2003 from 80.8% in the second quarter of 2002. The increase in costs is due to an increase in labor resources necessary to service our growing recurring revenue base as well as to an equipment sale at less than normal margins. This equipment sale was made in conjunction with securing numerous client locations for our recurring revenue service. Costs of equipment and related services revenue as a percentage of revenues increased to 82.3% in the six months ended June 30, 2003 from 82.1% in the comparable 2002 period.

Selling, general, and administrative expenses.    Selling, general, and administrative expenses were $20.0 million and $17.9 million in the quarters ended June 30, 2003 and 2002, respectively, an increase of $2.1 million. Selling, general, and administrative expenses were $39.9 million and $35.9 million in the six months ended June 30, 2003 and 2002, respectively, an increase of $4.0 million or 11.1%. A portion of these increases is due to a $0.8 million and $1.6 million increase in the quarter and six months ended June 30, 2003, respectively in amortization of subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses. This increase is directly related to the increase in music and other business services revenue. The remaining increase of $2.4 million for the six months ended June 30, 2003 is due to higher commissions on equipment and related services revenues, increased overhead expenses such as insurance premiums, and an increase in sales support positions. The six months ended June 30, 2002 includes a $0.5 million charge incurred in connection with exploring various financing alternatives.

Depreciation and amortization expenses.    Depreciation and amortization was $14.9 million and $17.4 million for the quarters ended June 30, 2003 and 2002, respectively and $32.4 million and $35.3 million for the six months ended June 30, 2003 and 2002, respectively. The decrease from the 2002 to the 2003 period is primarily due to several of our non compete agreements becoming fully amortized in the fourth quarter of 2002.

Interest expense    Interest expense was $9.8 million and $9.0 million for the quarters ended June 30, 2003 and 2002, respectively, an increase of $0.8 million. This increase is due to the issuance of our 10% Senior Notes and the repayment of our then existing Senior Credit Facility. The Senior Credit facility bore interest at the Company’s choice of LIBOR or the Base Rate plus a margin, based on the Company’s leverage ratio. The effective interest rate for the quarters ended June 30, 2003 and 2002 was 9.7% and 9.1%, respectively. Interest expense was $18.5 million and $18.6 million and the effective interest rate was 8.9% and 9.5% for the six months ended June 30, 2003 and 2002, respectively. Interest expense for the six months in 2003 as compared to 2002 is relatively flat due to a higher overall debt balance in 2003 at a lower effective interest rate.

Loss on extinguishment of debt    Loss on extinguishment of debt was $3.7 million for the quarter ended June 30, 2003. This loss was recorded in connection with the issuance of 10% Senior Notes due 2009 and is comprised of a $5.2 million write off of financing fees related to the then existing Senior Credit Facility, $0.4 million reclassification of other comprehensive loss to earnings, offset by a $1.9 million gain on the repurchase of $18.1 million principal amount of Senior Discount Notes.

Income tax provision    Income tax provision (benefit) was $0.2 million and ($0.3) million in the quarters ended June 30, 2003 and 2002, respectively and was ($47) thousand and ($0.6) million in the six months ended June 30, 2003 and 2002, respectively. Although the Company is a limited liability company and is

MUZAK HOLDINGS LLC

Item 2. Management’s Discussion and Analysis (Continued)

treated as a partnership for income tax purposes, the Company has several subsidiaries that are corporations. The income tax provision (benefit) relates to these corporate subsidiaries.

Net Loss.    The combined effect of the foregoing resulted in a net loss of $10.8 million for the quarter ended June 30, 2003 compared to a net loss of $11.8 million for the comparable 2002 period and a net loss of $19.1 million for the six months ended June 30, 2003 compared to a net loss of $23.3 million for the six months ended June 30, 2002.

Liquidity and Capital Resources

Sources and Uses.    During 2003, our principal sources of funds have been cash generated from operations, borrowings under our revolver, and the issuance of our Senior Notes due 2009. During the quarter ended June 30, 2003, $2.9 million of cash was provided by our operating activities, $10.9 million of cash was used in investing activities, and $8.1 million of cash was provided by financing activities. During the six months ended June 30, 2003, $12.0 million of cash was provided by operating activities, $20.6 million of cash was used in investing activities, and $7.1 million was provided by financing activities. Cash was primarily used during the six months ended June 30, 2003 to make investments relating to new client locations, to make interest payments, and to repay certain existing indebtedness.

We expect that our principal sources of funds will continue to be cash flows from operations and borrowings under the senior credit facility. As of June 30, 2003, we had outstanding debt of $7.5 million under our Senior Credit Facility, with additional available borrowings of up to $51.4 million. The financing transaction eliminated our amortizing Senior Credit Facility and extended 98% of our debt maturities to 2009 and beyond. Based upon our capital structure and current and anticipated levels of operations, we believe that our cash flows from operations, combined with availability under the senior credit facility, will be adequate to meet our liquidity needs for the foreseeable future. We are continuing our efforts to improve working capital balances, while implementing additional cost saving initiatives, such as more efficiently utilizing our capital resources associated with new client locations. Overall, our business plan anticipates continued growth in new client locations, operational improvements, and increases in equipment and related services revenue. We strive to fund both investments in new client locations and interest payments primarily through cash flows from operations rather than through borrowings under the Senior Credit Facility and expect to borrow under our revolver in the second half of 2003. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control.

The Company evaluates liquidity using several measures, one of them being EBITDA (defined as earnings before interest, income taxes (benefits), depreciation, and amortization). EBITDA is not intended to be a liquidity measure that should be regarded as an alternative to, or more meaningful than, cash flow from operations as a measure of liquidity, as determined in accordance with generally accepted accounting principles, known as GAAP. However, management believes that EBITDA is a meaningful measure of the cash flows available to invest in new client locations and to service its debt obligations. Further, management believes that EBITDA is commonly used in similar industries to analyze and compare companies on the basis of leverage and liquidity; however it is not necessarily comparable to similarly titled amounts of other companies. The following table provides a reconciliation of cash flows from operations to EBITDA for the quarter and six months ended June 30, 2003 and 2002.

MUZAK HOLDINGS LLC

Item 2. Management’s Discussion and Analysis (Continued)

	Three Months Ended
	June 30, 2003	June 30, 2002
Cash flows provided by operating activities	$2,856	$7,908
Loss on extinguishment of debt	(3,694)	—
Interest expense net of amortization	7,203	6,503
Change in working capital	6,182	(1,143)
Current tax expense	299	73
Change in unearned installation revenue	10	319
Amortization of deferred subscriber acquisition costs	(3,869)	(3,043)
Deferred subscriber acquisition costs	5,080	3,747
Gain on disposal of fixed assets	2	2

EBITDA	$14,069	$14,366

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows provided by operating activities	$12,020	$12,576
Loss on extinguishment of debt	(3,694)	—
Interest expense net of amortization	13,238	13,848
Change in working capital	7,728	1,401
Current tax expense	353	73
Change in unearned installation revenue	2	737
Amortization of deferred subscriber acquisition costs	(7,486)	(5,922)
Deferred subscriber acquisition costs	9,597	7,226
Gain on disposal of fixed assets	8	13

EBITDA	$31,766	$29,952

Capital Investments.    The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the quarter ended June 30, 2003, our total initial investment in new client locations was $13.8 million which was comprised of equipment and installation costs attributable to new client locations of $8.7 million and $5.1 million in sales commissions (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. During the six months ended June 30, 2003, our total initial investment in new client locations was $26.5 million which was comprised of equipment and installation costs attributable to new client locations of $16.9 million and $9.6 million in sales commissions. The sales commissions are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term of five years. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term of five years.

We currently anticipate that our total initial investment in new client locations during 2003 will be approximately $53.5 million including $34.5 million of equipment and installation costs attributable to new client locations, and $19.0 million in sales commissions relating to new client locations. These levels are higher than 2002 because of the anticipated increase in new client locations in 2003. We are focused on reducing the initial investment associated with new client locations through the re-use of equipment and efficiencies gained from vendor consolidation and technician labor management.

We also invest in property and equipment to be used at our headquarters and within our owned operations. Our investment for such property and equipment for the quarter and six months ended June 30, 2003 was approximately $1.7 million and $2.9 million, respectively consisting of system upgrades, furniture and fixtures, computers, equipment to replenish the equipment exchange pool relating to our drive-thru systems client locations, and conversions from local broadcast technology to direct broadcast satellite transmission for existing client locations. We anticipate our investment in property and equipment to be used at headquarters, equipment

MUZAK HOLDINGS LLC

Item 2. Management’s Discussion and Analysis (Continued)

for use in the exchange pool for servicing drive-thru systems client locations, and equipment for conversions will be approximately $4.5 million for 2003.

Contractual Obligations.    The following table summarizes contractual obligations and commitments at June 30, 2003 (in thousands).

	Payments due by period
	Remaining 6 months 2003	2004–2005	2006–2007	After 2007	Total
Long-term debt	$369	$195	$228	$401,087	$401,879
Interest	16,992	78,990	82,659	42,904	221,545
Capital lease obligations	1,065	3,116	529	—	4,710
Operating leases	4,556	14,210	8,516	23,956	51,238
Unconditional purchase obligations	5,277	15,741	6,825	—	27,843

Total contractual cash obligations	$28,259	$112,252	$98,757	$467,947	$707,215

MUZAK HOLDINGS LLC

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For the period ended June 30, 2003, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K.

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

MUZAK HOLDINGS LLC

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings.

As reported in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002, ASCAP had notified the Company that ASCAP would pursue a rate court proceeding in federal court in New York and on January 29, 2003, made an application to the court to commence such a proceeding. The impact of this rate court proceeding and the pending rate court proceeding with BMI are more fully described in the Company’s report on Form 10-K and the Commitments and Contingencies footnote to the Consolidated Financial Statements. There have been no material developments in legal proceedings involving the Company since those reported in the Company’s Report on Form 10-K for fiscal year ended December 31, 2002.

ITEM 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

4.1	Indenture, dated as of May 20, 2003 by and among Muzak LLC and Muzak Finance Corp., as Issuers, and the Guarantors named therein, and U.S. Bank National Association, as Trustee (1)

4.2	Form of 10% Senior Notes due 2009 (included in Exhibit 4.1 above)

4.3	Registration Rights Agreement, dated as of May 20, 2003 by and among Muzak LLC, Muzak Finance Corp, the Guarantors named herein and Bear Stearns and Co, Inc, Lehman Brothers Inc. and Fleet Securities Inc. as Initial Purchasers (1)

10.1	Credit Agreement, dated as of May 20, 2003 among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Lehman Commercial Paper Inc. and Fleet National Bank as Co-Syndicating Agents, General Electric Capital Corporation, as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Muzak LLC Registration Statement on Form S-4, File No. 333-78571, filed on July 22, 2003

(b)	Reports on Form 8-K

The Company furnished a Form 8-K on April 30, 2003 under Item 12, “Disclosure of Results of Operations and Financial Conditions” and was included under Item 9 in accordance with SEC Release No. 33-8216 (March 28, 2003). The Form 8-K included the Company’s first quarter financial results press release, which was furnished as Exhibit 99.1 to the Form 8-K.

MUZAK HOLDINGS LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

MUZAK HOLDINGS LLC

	By:	/s/ William A. Boyd
Date: August 14, 2003		William A. Boyd Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephen P. Villa
Date: August 14, 2003		Stephen P. Villa Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)