Form 10-Q
period 2004-06-30
MUZAK HOLDINGS FINANCE CORP; MUZAK HOLDINGS LLC; MUZAK LLC; MUZAK FINANCE CORP
filed 2004-08-16
CIK 1085319, 1085320, 1085321, 1086484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934)    Yes  ☐    No  ☒

Muzak Holdings Finance Corp. and Muzak Finance Corp. meet the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MUZAK HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash	$215	$2,284
Accounts receivable, net of allowances of $2,605 and $1,580	30,140	29,579
Inventory	17,065	15,016
Prepaid expenses and other assets	3,786	3,974

Total current assets	51,206	50,853
Property and equipment, net	105,954	108,591
Goodwill	140,805	140,805
Intangible assets, net	106,050	113,129
Deferred subscriber acquisition costs	46,099	46,208
Deferred charges and other assets, net	15,027	15,646

Total assets	$465,141	$475,232

LIABILITIES AND MEMBERS’ INTEREST (DEFICIENCY)
Current liabilities:
Accounts payable	$6,435	$6,528
Accrued expenses	21,258	21,311
Current portion of other liabilities	3,824	3,711
Current maturities of long term debt	97	94
Advance billings	2,940	1,084

Total current liabilities	34,554	32,728
Long-term debt	419,203	411,424
Other liabilities	9,325	9,461
Mandatorily redeemable preferred units	141,915	129,691
Commitments and contingencies
Members’ Interest (deficiency):
Class A units	84,464	96,688
Accumulated deficit	(224,320)	(204,760)

Total members’ interest (deficiency)	(139,856)	(108,072)

Total liabilities and members’ interest (deficiency)	$465,141	$475,232

The Notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Quarter Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
Music and other business services	$45,971	$43,388	$91,239	$86,030
Equipment and related services	14,199	14,195	29,004	28,243

	60,170	57,583	120,243	114,273
Cost of revenues:
Music and other business services (excluding $11,044, $9,892, $22,395, and $21,907 of depreciation and amortization expense)	8,711	7,936	17,160	15,720
Equipment and related services	12,752	11,966	25,357	23,255

	21,463	19,902	42,517	38,975

	38,707	37,681	77,726	75,298
Selling, general and administrative expenses	21,458	19,969	42,558	39,920
Depreciation and amortization expense	15,054	14,904	31,194	32,438

Income from operations	2,195	2,808	3,974	2,940
Other income (expense):
Interest expense	(11,341)	(9,852)	(21,947)	(18,464)
Other, net	(1)	59	2	95
Loss from extinguishment of debt	(1,663)	(3,694)	(1,663)	(3,694)

Loss before income taxes	(10,810)	(10,679)	(19,634)	(19,123)
Income tax provision (benefit)	(51)	151	(74)	(47)

Net loss	$(10,759)	$(10,830)	$(19,560)	$(19,076)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(19,560)	$(19,076)
Adjustments to derive cash flow from continuing operating activities:
Loss on extinguishment of debt	1,663	3,694
Gain on disposal of fixed assets	(67)	(8)
Deferred income tax benefit	(118)	(402)
Depreciation and amortization	31,194	32,438
Amortization of senior discount notes and senior notes	1,534	3,938
Amortization of deferred financing fees	1,290	1,273
Amortization of deferred subscriber acquisition costs	8,678	7,486
Deferred subscriber acquisition costs	(8,768)	(9,597)
Unearned installment income	(75)	(2)
Change in certain assets and liabilities
Decrease in accounts receivable	1,050	821
Increase in inventory	(2,971)	(2,318)
Decrease in accounts payable	(898)	(2,407)
Increase (decrease) in accrued expenses	705	(1,639)
Increase in advance billings	1,856	680
Other, net	65	(2,861)

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,578	12,020

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property and equipment	(19,643)	(19,827)
Capital expenditures for intangibles	(970)	(761)
Proceeds from sale of fixed assets	66	18

NET CASH USED IN INVESTING ACTIVITIES	(20,547)	(20,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in book overdrafts	(57)	388
Proceeds from issuance of Term Loan B	35,000	—
Proceeds from issuance of Senior Notes	—	218,869
Repayments of senior credit facility	—	(159,514)
Repayments on revolver	—	(31,000)
Borrowings on revolver	4,000	12,200
Repurchase of Senior discount notes	(33,670)	(14,440)
Repayment of notes payable to a related party	—	(10,000)
Termination of interest rate protection agreement	—	4
Repayments of capital lease obligations and other debt	(1,341)	(1,107)
Payment of fees associated with financing	(1,032)	(8,269)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,900	7,131

NET DECREASE IN CASH	(2,069)	(1,419)

CASH, BEGINNING OF PERIOD	2,284	1,781

CASH, END OF PERIOD	$215	$362

Significant non-cash activities:
Capital lease obligations	$1,135	$681

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN

MEMBERS’ INTEREST (DEFICIENCY)

(Unaudited)

(in thousands, except for units)

	Class A		Class B		Accumulated Deficit	Total Members’ Interest
	Units	Dollars	Units	Dollars
Balance, December 31, 2003	132,422	$96,688	14,537	$—	$(204,760)	$(108,072)
Net loss					(19,560)	(19,560)
Forfeiture of Class B units			(389)	—		—
Preferred return on preferred units		(12,224)				(12,224)

Balance, June 30, 2004	132,422	$84,464	14,148	$—	$(224,320)	$(139,856)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Muzak Holdings LLC (and its subsidiaries (the “Company”)) was formed in September 1998 pursuant to the laws of the state of Delaware. The Company, through its subsidiaries, provides business music programming to clients through its integrated nationwide network of owned operations and franchises. All of the operating activities are conducted through the Company’s subsidiaries.

As of June 30, 2004, ABRY Partners, LLC and its respective affiliates, collectively own 64.2% of the beneficial interests in the Company’s voting interests.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Muzak Holdings LLC Annual Report on Form 10-K for the fiscal year ended December 31, 2003 which can be found at www.sec.gov.

The financial statements as of June 30, 2004 and June 30, 2003 and for the quarters and six months then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life (years)	June 30, 2004(Unaudited)	December 31, 2003
Equipment provided to subscribers	5	$170,519	$161,275
Capitalized installation labor	5	84,164	76,900
Equipment	5-7	32,662	29,875
Other	3-30	20,965	20,478

		308,310	288,528
Less accumulated depreciation		(202,356)	(179,937)

		$105,954	$108,591

Included in equipment and other at June 30, 2004 and December 31, 2003 is $16.1 million and $15.0 million, respectively, of equipment under capital leases, gross of accumulated depreciation of $11.5 million and $10.3 million, respectively. Depreciation of property and equipment was $11.4 million and $23.1 million for the quarter and six months ended June 30, 2004 and was $10.4 million and $22.9 million for the quarter and six months ended June 30, 2003, respectively.

MUZAK HOLDINGS LLC

4. Intangible Assets

Unamortized intangible assets consist of the following (in thousands):

	June 30, 2004 Carrying Amount	December 31, 2003 Carrying Amount
	(unaudited)
Goodwill	$140,805	$140,805

Amortized intangible assets consist of the following (in thousands):

		June 30, 2004		December 31, 2003
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited)
Income producing contracts	12	$153,900	$(65,854)	$153,900	$(59,442)
License agreements	20	5,082	(1,334)	5,082	(1,207)
Deferred production costs	10	8,284	(2,297)	7,354	(1,901)
Trademarks	5	15,223	(15,052)	15,184	(14,274)
Non-compete agreements	3-5	275	(243)	541	(445)
Purchased music	20	10,831	(2,765)	10,831	(2,494)

		$193,595	$(87,545)	$192,892	$(79,763)

Aggregate amortization expense was $3.7 million and $8.1 million for the quarter and six months ended June 30, 2004 and $4.5 million and $9.5 million for the quarter and six months ended June 30, 2003, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

Fiscal year ending
2004 (remaining six months)	$7,292
2005	14,525
2006	14,475
2007	14,448
2008	14,440

5. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)
Accrued interest	$7,358	$6,292
Accrued compensation and benefits	2,529	2,347
Rebates payable to affiliates	2,179	2,747
Licensing royalties	4,929	3,818
Other	4,263	6,107

	$21,258	$21,311

MUZAK HOLDINGS LLC

6. Debt

Debt obligations consist of the following (in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)
Long term debt:
Revolving Loan-Senior Credit Facility	$24,000	$20,000
Term Loan B- Senior Credit Facility	35,000	—
Senior notes	219,041	218,962
Senior subordinated notes	115,000	115,000
Senior discount notes	24,245	55,496
Other	2,014	2,060

Total debt obligations	419,300	411,518
Less current maturities	(97)	(94)

	$419,203	$411,424

Senior Credit Facility

On May 10, 2004, the Senior Credit facility was amended and restated to include a Term Loan B in the amount of $35.0 million payable in semi-annual installments beginning June 30, 2006 until final maturity on November 20, 2008. We incurred financing fees of $1.3 million in connection with this transaction, $1.0 million of which were paid during the quarter ended June 30, 2004. The fees are included in Deferred charges and other assets, net, on the balance sheet.

On March 9, 2004, the Company received a waiver of and amended certain of its financial covenants under the Senior Credit Facility to reflect the financial impact of the 2003 Telstar 4 satellite disruption as well as the disposition of the closed circuit television product line (“CCTV”) (See Note 13 for more disclosure on this disposition). In conjunction with the amendment, the Company incurred $0.1 million in fees. These fees are included within Deferred charges and other assets, net, on the balance sheet.

As of June 30, 2004, the Company had $24.0 million outstanding under its revolver and $1.2 million outstanding letters of credit.

The Senior Credit Facility, as amended, contains restrictive covenants including the maintenance of interest, total leverage, and fixed charge ratios and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. The Company is in compliance with its Senior Credit Facility as of June 30, 2004.

The Company is projecting to be in default with its Senior Credit facility financial covenants for the remainder of 2004 due to charges associated with its reorganization (see Note 11), anticipated additional expenses associated with a proposed Business Music Inc. (“BMI”) agreement (see Note 10), and lower than expected financial results. Accordingly, the Company plans to approach its Senior Credit Facility lenders to negotiate revised covenants. However, there can be no assurances that the Company will be successful in renegotiating its covenants with the lenders. Accordingly, the Company may be required to seek alternate financing. If the Company is unsuccessful in amending its covenant levels or in securing alternate financing, the Company may be unable to meet its debt obligations.

Indebtedness under the revolver bears interest at a per annum rate equal to the Company’s choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 2.00% to 2.75% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two, three, six, nine, or twelve months, as selected by the Company, plus a margin ranging from 3.25% to 4.00%. The margins are subject to adjustment based on changes in the Company’s ratio of

MUZAK HOLDINGS LLC

consolidated total debt to EBITDA (i.e., earnings before interest, taxes, depreciation and amortization and certain other charges as defined in the agreement) and were 2.75% and 4.00% in the case of Base Rate and LIBOR, respectively as of June 30, 2004. As of June 30, 2004, the average interest rate on the revolver was 5.13%. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company’s choice of (i) the Base Rate (as described above) plus a margin of 2.50% or (ii) LIBOR of one, two, three, six, nine, or twelve months, as selected by the Company, plus a margin of 3.50%. As of June 30, 2004, the interest rate on the Term Loan B was 4.68%.

Senior Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $220.0 million in principal amount of 10% Senior Notes (“Senior Notes”) which mature on February 15, 2009. Interest is payable semi-annually, in arrears, on May 15 and November 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance Corp. and are subordinate to existing and future secured debt and are senior to Muzak LLC’s existing Senior Subordinated Notes. The Senior Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 12). The indenture governing the Senior Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After February 15, 2006, the issuers may redeem all or part of the Senior Notes at a redemption price equal to 105.0% of the principal which redemption price declines to 100% of the principal amount in 2008.

Senior Subordinated Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of the Muzak LLC and Muzak Finance Corp and are subordinated in right of payment to all existing and future senior indebtedness of Muzak LLC and Muzak Finance Corp. The Senior Subordinated Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 12). The indenture governing the Senior Subordinated Notes prohibits Muzak LLC from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by Muzak LLC. As of March 15, 2004, the issuers may redeem all or part of the Senior Subordinated Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

Senior Discount Notes

The Company together with its wholly owned subsidiary Muzak Holdings Finance Corp. has $24.2 million in principal amount of 13% Senior Discount Notes (the “Senior Discount Notes”) due March 2010. The Senior Discount Notes were fully accreted as of March 15, 2004. From and after March 15, 2004, interest began accruing at a rate of 13% per annum. Interest will be payable semi-annually in arrears on each March 15 and September 15, commencing September 15, 2004, to holders of record of the Senior Discount Notes at the close of business on the immediately preceding March 1 and September 1. Muzak Holdings LLC does not have any operations or assets other than its ownership of Muzak LLC. Accordingly, Muzak Holdings LLC is dependent upon distributions from Muzak LLC in order to pay interest beginning in September 2004 as discussed above. Muzak LLC’s senior credit facility, senior notes, and senior subordinated notes indentures impose restrictions on its ability to make distributions to Muzak Holdings LLC. The senior credit facility, the senior notes, and subordinated notes indentures permit Muzak LLC to make payments and distributions to Muzak Holdings LLC on and after September 15, 2004 in an amount sufficient to permit Muzak Holdings LLC to make cash interest payments when due, however the senior credit facility requires that certain financial covenant levels be met in order to make such distributions. As discussed above, the Company is projecting to be in default of certain financial covenants as of September 30, 2004 and plans to negotiate less restrictive covenants with its lenders.

The proceeds of the term loan in May 2004 were used to repurchase $32.7 million in aggregate outstanding principal amount of the Company’s 13% Senior Discount Notes due 2010 and to pay associated interest and expenses. The Company recorded a loss on extinguishment of debt of $1.7 million in connection with premium paid on the repurchase and the write off of deferred financing fees.

Other Debt

Muzak LLC assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, aggregating $1.8 million, bear interest at 9.9% and mature in November 2016. Muzak LLC is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes. This note bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

MUZAK HOLDINGS LLC

Liquidity

During 2004, we expect that our primary source of funds will be cash flows from operations and our secondary source to be from borrowings under the senior credit facility. As of June 30, 2004, we had outstanding debt of $24.0 million under our $60.0 million senior credit facility. The availability under the revolving loan is $10.7 million as of August 16, 2004, the date of this filing. Additional availability under our senior credit facility is subject to achieving a leverage ratio less than the leverage financial covenant established for the applicable quarter.

As discussed above, the Company is projecting to be in default with its Senior Credit facility for the remainder of 2004 due to charges associated with its reorganization (see Note 11), anticipated additional expenses associated with a proposed BMI agreement (see Note 10), and lower than expected financial results. Accordingly, the Company plans to approach its Senior Credit Facility lenders during the third quarter of 2004 to negotiate revised covenants. However, there can be no assurances that the Company will be successful in renegotiating its covenants with the lenders. Accordingly, the Company may be required to seek alternate financing. If the Company is unsuccessful in amending its covenants levels or in securing alternate financing, the Company may be unable to meet its debt obligations.

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2004 (remaining six months)	$48
2005	101
2006	110
2007	118
2008	59,131
Thereafter	360,751

The Annual maturities schedule includes the principal amount of the Senior Notes which mature in 2009.

Total interest paid by the Company on all indebtedness was $12.2 million and $18.5 million for the quarter and six months ended June 30, 2004, respectively, and was $1.7 million and $10.2 million for the quarter and six months ended June 30, 2003, respectively.

Interest Rate Protection Programs

In August 2003, the Company entered into an interest rate swap agreement in which the Company effectively exchanged $220.0 million of fixed rate debt at 10.0% for six month LIBOR plus 7.95%. The swap agreement, entered into to mitigate our interest costs associated with the Senior Notes, covers an eighteen month period ending November 2004. In accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), the swap agreement is recorded at its fair value of $8 thousand in the consolidated balance sheet as of June 30, 2004 and included in prepaid expenses and other assets. The Company has fixed the rate for the November 2004 payment date such that the Company will receive $8 thousand on November 15, 2004. Because the swap agreement is not designated as a hedge under SFAS 133, changes in fair value of the swap have been recorded as an adjustment to interest expense during the quarter and six months ended June 30, 2004, resulting in a $0.3 million increase and a $0.4 million reduction to interest expense, respectively.

7. Mandatorily Redeemable Preferred Units

The Company was in violation of unit coverage ratio and leverage ratio under the Securities Purchase Agreement as of June 30, 2004. As a result of the default, the preferred units will accrue at a preferential return of 17% per annum as long as the default is continuing. The Company is projecting to be out of compliance with the unit coverage ratio (the ratio of consolidated operating cash flow to the sum of consolidated interest expense plus the aggregate Series A preferred return, as more specifically defined in the Securities Purchase Agreement) for the foreseeable future and has been out of compliance with the unit coverage ratio since June 2003. As a result of non-compliance with unit coverage ratio for four consecutive quarters, two of the three preferred unit holders were each entitled to designate a Class B Director, although neither party has elected to so designate a Class B Director. As such, the number of Class B Directors remains unchanged at six directors. These same two parties will each be entitled to designate a Class B Director until such time as the Company complies with the unit coverage ratio or a Class A default (as defined in the Securities Purchase Agreement) under the Securities Purchase Agreement occurs.

Additionally, the Company is projecting to be in violation of the leverage ratio as of September 30, 2004 and has been in default with the leverage ratio since December 2003. As a result of non-compliance with the leverage ratio for four consecutive quarters (a Class A default under the Securities Purchase Agreement), the same two preferred unit holders will each be entitled to designate a Class A Director. Should these two parties so designate a Class A Director, any Class B Director previously designated by such preferred unit holder would cease to hold such Class B board seat.

MUZAK HOLDINGS LLC

The foregoing defaults do not result in a cross default under the Senior Credit Facility or the indentures governing the Senior Notes, the Senior Subordinated Notes, and the Senior Discount Notes.

8. Related Party Transactions

During the quarter ended June 30, 2004, the Company accrued $0.3 million of fees payable to ABRY Partners. These fees were incurred for services rendered in connection with the issuance of the Term Loan B.

During the quarter ended June 30, 2004, the Company repurchased an aggregate principal amount of $0.2 million of Senior Discount Notes from Mr. William A. Boyd, the Company’s Chairman Emeritus and a Director of the Board of Directors. The Company recorded an immaterial gain on this transaction which is included within loss on extinguishment of debt.

9. Muzak Holdings Finance Corp. and Muzak Finance Corp.

Muzak Holdings Finance Corp. and Muzak Finance Corp. had no operating activities during the quarter and six months ended June 30, 2004 and 2003.

10. Commitments and Contingencies

Indemnification

Muzak’s Limited Liability Company Agreement dated as of March 18, 1999, as amended, provides for indemnification of directors and officers, including advancement of reasonable attorney’s fees and other expenses, in connection with all claims, liabilities and expenses arising out of the management of Muzak’s affairs. Such indemnification obligations are limited to the extent Muzak’s assets are sufficient to cover such obligations. Muzak carries directors and officers insurance that covers such exposure for indemnification up to certain limits. As of June 30, 2004, we had accrued $50,000 to cover indemnification.

Litigation

The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the management of the Company believes that the resulting liability, if any, will not have a material effect upon the Company’s consolidated financial statements or liquidity.

The industry-wide agreement between business music providers and BMI expired in December 1993. Since this time we have been operating under an interim agreement pursuant to which we have continued to pay royalties at the 1993 rates. Business music providers and BMI have been attempting to negotiate the terms of a new agreement and we have been involved in a rate court proceeding, initiated by BMI in Federal Court in New York regarding music license fees payable to BMI. During the quarter, the Company and BMI advanced their conversations toward reaching a new five-year music license agreement, culminating in a recent agreement in principle. The Company anticipates that a final license agreement will be executed prior to the end of the fourth quarter of 2004 and that such agreement will result in higher license fees to BMI than we have incurred in the past.

The industry-wide agreement between business music providers and ASCAP expired in May 1999. The Company began negotiations with ASCAP in June 1999, and has continued to pay ASCAP royalties at the 1999 rates. The agreement between business music providers and ASCAP allowed either party to pursue a rate court proceeding in federal court in New York to seek a court determined reasonable rate if a mutually acceptable rate was not obtained by November 29, 2002. ASCAP notified the Company that it would pursue such rate court proceeding and on January 29, 2003 made an application to the court to commence such a proceeding. Discovery in the proceeding has commenced and is not yet completed. In the interim, the Company and DMX Music, Inc. have requested the rate court’s assistance in exploring and determining alternative licensing and royalty structures in order to establish flexible and competitive alternatives to ASCAP’s traditional “blanket license”.

The Company cannot predict what the terms of the new ASCAP agreement with business music providers will be or when agreements will be reached. The Company anticipates that a final license agreement with BMI will be executed prior to the end of the fourth quarter of 2004. As of June 30, 2004, the Company has not accrued any amounts in connection with potential retroactive rate increases to ASCAP or BMI. In the quarter and six months ended June 30, 2004, the Company incurred $2.7 million and $5.3 million, respectively, in royalties to ASCAP, BMI and to SESAC. In the quarter and six months ended June 30, 2003, the Company incurred $2.3 million and $4.4 million, respectively in royalties to ASCAP, BMI, and to SESAC. Increases in the fees we must pay under these agreements could adversely affect our operating margin, and, therefore, our results of operations.

MUZAK HOLDINGS LLC

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

In June 2002, the Librarian of Congress published his final decision to adopt the Copyright Arbitration Royalty Panel’s recommendation of a ten percent (10%) ephemeral royalty rate, which covers the period from October 1998 through December 31, 2002. As required by such determination, we accrued the royalties owed and remitted payment on October 20, 2002 for royalties payable. The United States Copyright Office is in the process of extending the foregoing ten percent (10%) ephemeral royalty rate to cover the period January 1, 2003 through December 31, 2004.

With respect to future revenue subject to such ephemeral royalty rate, we believe our exposure is minimal, as the Company believes its current satellite technologies do not require use of ephemeral copies. Nonetheless, there can be no assurances that the collective for the copyright owners will refrain from investigating or otherwise challenging the applicability of the statute to our satellite technologies.

Other Commitments

As of June 30, 2004, the Company has approximately $22.1 million in outstanding capital expenditure commitments covering a four-year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

11. Restructuring Charges

To reduce operating costs and gain efficiencies in resource utilization, during the second quarter of 2004, the Company reorganized into five functional areas: Sales, Operations, Administration, Customer Service, and Product and Marketing. In conjunction with this realignment, the Company centralized the administrative function and certain aspects of operations at its home office. As a result, the Company recorded $0.7 million of severance and related benefits in selling, general, and administrative expenses during the second quarter of 2004. Accordingly, the following table provides a summary of the accrued liability for severance and related benefit charges for the second quarter:

Initial Charges	$694
Cash payments	(156)

Accrued liability as of June 30, 2004	$538

Employee severance-related costs include the elimination of administrative, sales, operations, and product fulfillment positions. The Company expects to complete the reorganization in the third quarter of 2004.

12. Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the quarter and six months ended June 30, 2004 and 2003 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Notes and Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Notes and Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Notes and Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes. The subsidiary

MUZAK HOLDINGS LLC

that does not guarantee the Senior Notes and Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF JUNE 30, 2004

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$215	$—	$—	$—	$215
Accounts receivable, net	—	29,519	—	621	—	30,140
Inventories	—	17,065	—	—	—	17,065
Prepaid expenses and other assets	—	3,786	—	—	—	3,786

Total current assets	—	50,585	—	621	—	51,206
Property and equipment, net	—	105,477	—	477	—	105,954
Intangible assets, net	—	223,705	—	23,150	—	246,855
Deferred subscriber acquisition costs and other assets, net	503	60,616	7,652	7	(7,652)	61,126
Advances to/from subsidiaries	—	—	—	2,583	(2,583)	—
Investment in subsidiaries	26,720	22,013	—	—	(48,733)	—

Total assets	$27,223	$462,396	$7,652	$26,838	$(58,968)	$465,141

LIABILITIES AND MEMBERS’ INTEREST (DEFICIENCY)
Current liabilities:
Accounts payable	$—	$6,316	$—	$119	$—	$6,435
Accrued expenses	919	19,251	6,062	1,088	(6,062)	21,258
Current portion of other liabilities	—	3,824	—	—	—	3,824
Current maturities of long term debt	—	—	—	97	—	97
Advanced billings	—	2,940	—	—	—	2,940

Total current liabilities	919	32,331	6,062	1,304	(6,062)	34,554
Long-term debt	24,245	393,042	334,042	1,916	(334,042)	419,203
Other liabilities	—	7,720	—	1,605	—	9,325
Advances to/from subsidiaries	—	2,583	—	—	(2,583)	—
Mandatorily redeemable preferred units	141,915	—	—	—	—	141,915
Members’ interest (deficiency)	(139,856)	26,720	(332,452)	22,013	283,719	(139,856)

Total liabilities and members’ interest (deficiency)	$27,223	$462,396	$7,652	$26,838	$(58,968)	$465,141

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues
Music and other business services	$—	$44,602	$—	$1,369	$—	$45,971
Equipment and related services	—	14,199	—	—	—	14,199

	—	58,801	—	1,369	—	60,170
Cost of Revenues
Music and other business services	—	8,234	—	477	—	8,711
Equipment and related services	—	12,752	—	—	—	12,752

	—	20,986	—	477	—	21,463

	—	37,815	—	892	—	38,707

Selling, general & administrative	—	21,270	—	188	—	21,458
Management fee	—	(273)	—	273	—	—
Depreciation & amortization expense	—	14,560	—	494	—	15,054

Income (Loss) from Operations	—	2,258	—	(63)	—	2,195
Other income (expense)
Interest expense	(1,305)	(9,967)	(8,339)	(69)	8,339	(11,341)
Other, net	—	1	—	(2)	—	(1)
Loss on extinguishment of debt	(1,663)	—	—	—	—	(1,663)
Equity in earnings of subsidiaries**	(7,791)	(83)	—	—	7,874	—

Loss before income taxes	(10,759)	(7,791)	(8,339)	(134)	16,213	(10,810)
Income tax benefit	—	—	—	(51)	—	(51)

Net loss	$(10,759)	$(7,791)	$(8,339)	$(83)	$16,213	$(10,759)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues
Music and other business services	$—	$88,482	$—	$2,757	$—	$91,239
Equipment and related services	—	29,004	—	—	—	29,004

	—	117,486	—	2,757	—	120,243
Cost of Revenues
Music and other business services	—	16,204	—	956	—	17,160
Equipment and related services	—	25,357	—	—	—	25,357

	—	41,561	—	956	—	42,517

	—	75,925	—	1,801	—	77,726

Selling, general & administrative	—	42,104	—	454	—	42,558
Management fee	—	(551)	—	551	—	—
Depreciation & amortization expense	—	30,204	—	990	—	31,194

Income (Loss) from Operations	—	4,168	—	(194)	—	3,974
Other income (expense)
Interest expense	(3,130)	(18,698)	(16,678)	(119)	16,678	(21,947)
Other, net	—	6	—	(4)	—	2
Loss on extinguishment of debt	(1,663)	—	—	—	—	(1,663)
Equity in earnings of subsidiaries**	(14,767)	(243)	—	—	15,010	—

Loss before income taxes	(19,560)	(14,767)	(16,678)	(317)	31,688	(19,634)
Income tax benefit	—	—	—	(74)	—	(74)

Net loss	$(19,560)	$(14,767)	$(16,678)	$(243)	$31,688	$(19,560)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2004

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(651)	$15,331	$—	$898	$—	$15,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	66	—	—	—	66
Capital expenditures (for property, plant & equipment and intangibles)	—	(20,613)	—	—	—	(20,613)

Net cash used in investing activities	—	(20,547)	—	—	—	(20,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	(57)	—	—	—	(57)
Repurchase of senior discount notes	(33,670)	—	—	—	—	(33,670)
Borrowings under revolving credit loan	—	4,000	—	—	—	4,000
Proceeds from Term Loan B	—	35,000	—	—	—	35,000
Repayment of capital lease obligations and other debt	—	(1,295)	—	(46)	—	(1,341)
Payment of financing fees	—	(1,032)	—	—	—	(1,032)
Advances to/from subsidiaries	34,321	(33,469)	—	(852)	—	—

Net cash provided by (used in) financing activities	651	3,147	—	(898)	—	2,900

NET DECREASE IN CASH	—	(2,069)	—	—	—	(2,069)
CASH, BEGINNING OF PERIOD	—	2,284	—	—	—	2,284

CASH, END OF PERIOD	$—	$215	$—	$—	$—	$215

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2003

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$2,284	$—	$—	$—	$2,284
Accounts receivable, net	—	28,568	—	1,011	—	29,579
Inventories	—	15,016	—	—	—	15,016
Prepaid expenses and other assets	—	3,974	—	—	—	3,974

Total current assets	—	49,842	—	1,011	—	50,853
Property and equipment, net	—	107,876	—	715	—	108,591
Intangible assets, net	—	230,032	—	23,902	—	253,934
Deferred subscriber acquisition costs and other assets, net	1,306	60,539	8,485	9	(8,485)	61,854
Advances to/from subsidiaries	—	—	—	1,259	(1,259)	—
Investment in subsidiaries	75,809	21,770	—	—	(97,579)	—

Total assets	$77,115	$470,059	$8,485	$26,896	$(107,323)	$475,232

LIABILITIES AND MEMBERS’ INTEREST (DEFICIENCY)
Current liabilities:
Accounts payable	$—	$6,281	$—	$247	$—	$6,528
Accrued expenses	—	20,240	6,062	1,071	(6,062)	21,311
Current maturity of other liabilities	—	3,711	—	—	—	3,711
Current maturities of long term debt	—	—	—	94	—	94
Advance billings	—	1,084	—	—	—	1,084

Total current liabilities	—	31,316	6,062	1,412	(6,062)	32,728
Long-term debt	55,496	353,962	333,962	1,966	(333,962)	411,424
Other liabilities	—	7,713	—	1,748	—	9,461
Advances to/from subsidiaries	—	1,259	—	—	(1,259)	—
Mandatorily redeemable preferred units	129,691	—	—	—	—	129,691
Members’ interest (deficiency)	(108,072)	75,809	(331,539)	21,770	233,960	(108,072)

Total liabilities and members’ interest (deficiency)	$77,115	$470,059	$8,485	$26,896	$(107,323)	$475,232

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2003

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues
Music and other business services	$—	$41,794	$—	$1,594	$—	$43,388
Equipment and related services	—	14,195	—	—	—	14,195

	—	55,989	—	1,594	—	57,583
Cost of Revenues
Music and other business services	—	7,382	—	554	—	7,936
Equipment and related services	—	11,966	—	—	—	11,966

	—	19,348	—	554	—	19,902

	—	36,641	—	1,040	—	37,681

Selling, general & administrative	—	19,655	—	314	—	19,969
Management fee	—	(319)	—	319	—	—
Depreciation & amortization expense	—	14,333	—	571	—	14,904

Income from Operations	—	2,972	—	(164)	—	2,808
Other income (expense)
Interest expense	(2,058)	(7,740)	(5,300)	(54)	5,300	(9,852)
Other, net	—	59	—	—	—	59
Gain (Loss) from extinguishment of debt	1,384	(5,078)	—	—	—	(3,694)
Equity in earnings of subsidiaries**	(10,156)	(369)	—	—	10,525	—

Loss before income taxes	(10,830)	(10,156)	(5,300)	(218)	15,825	(10,679)
Income tax expense	—	—	—	151	—	151

Net loss	$(10,830)	$(10,156)	$(5,300)	$(369)	$15,825	$(10,830)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of regulation S-X
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes and the Senior Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes and the Senior Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes and the Senior Notes.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues
Music and other business services	$—	$82,806	$—	$3,224	$—	$86,030
Equipment and related services	—	28,243	—	—	—	28,243

	—	111,049	—	3,224	—	114,273
Cost of Revenues
Music and other business services	—	14,602	—	1,118	—	15,720
Equipment and related services	—	23,255	—	—	—	23,255

	—	37,857	—	1,118	—	38,975

	—	73,192	—	2,106	—	75,298

Selling, general & administrative	—	39,203	—	717	—	39,920
Management fee	—	(645)	—	645	—	—
Depreciation & amortization expense	—	30,961	—	1,477	—	32,438

Income (Loss) from Operations	—	3,673	—	(733)	—	2,940
Other income (expense)
Interest expense	(4,094)	(14,262)	(8,139)	(108)	8,139	(18,464)
Other, net	—	95	—	—	—	95
Gain (Loss) from extinguishment of debt	1,384	(5,078)	—	—	—	(3,694)
Equity in earnings of subsidiaries**	(16,366)	(794)	—	—	17,160	—

Loss before income taxes	(19,076)	(16,366)	(8,139)	(841)	25,299	(19,123)
Income tax benefit	—	—	—	(47)	—	(47)

Net loss	$(19,076)	$(16,366)	$(8,139)	$(794)	$25,299	$(19,076)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of regulation S-X

**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes and the Senior Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes and the Senior Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes and the Senior Notes.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2003

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$—	$10,977	$—	$1,043	$—	$12,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	18	—	—	—	18
Capital expenditures	—	(20,588)	—	—	—	(20,588)

Net cash used in investing activities	—	(20,570)	—	—	—	(20,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	388	—	—	—	388
Proceeds from issuance of Senior Notes	—	218,869	—	—	—	218,869
Repayment of senior credit facility	—	(159,514)	—	—	—	(159,514)
Repurchase of senior discount notes	(14,440)	—	—	—	—	(14,440)
Repayments on revolver	—	(31,000)	—	—	—	(31,000)
Borrowings on revolver	—	12,200	—	—	—	12,200
Repayment of note payable to related party	—	(10,000)	—	—	—	(10,000)
Proceeds from sale of interest rate protection agreement	—	4	—	—	—	4
Repayments of capital lease obligations and other debt	—	(1,065)	—	(42)	—	(1,107)
Payment of fees associated with financing	—	(8,269)	—	—	—	(8,269)
Advances to/from subsidiaries	14,440	(13,439)	—	(1,001)	—	—

Net cash provided by/(used in) financing activities	—	8,174	—	(1,043)	—	7,131

NET DECREASE IN CASH	—	(1,419)	—	—	—	(1,419)
CASH, BEGINNING OF PERIOD	—	1,781	—	—	—	1,781

CASH, END OF PERIOD	$—	$362	$—	$—	$—	$362

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X

MUZAK HOLDINGS LLC

13. Closed Circuit Television Systems Disposition

During 2003, the Company sold, installed, and maintained a closed circuit television systems product line. The Company made the decision to focus on this product line in late 2002 and made an investment in sales, administrative, and operational resources to support its growth. Significant resources would have continued to be required to address the ever increasing sophistication and complexity of technology and related product offerings in the CCTV marketplace. In light of the anticipated demands and complexities of this product line, we made a strategic decision to reallocate our capital resources and management efforts to our core products and services and exit the CCTV product line in late 2003. On February 25, 2004, we obtained a Consent and Waiver for the disposition of our CCTV product line from the existing lenders of the Senior Credit Facility and on March 1, 2004, sold the related inventory and recurring customer contracts to a third party for $2.0 million in notes receivable. The notes receivable are due and payable over a two year period as follows: 2004–$1.1 million, 2005- $0.3 million, and 2006- $0.6 million While the purchaser is in default of its first scheduled payment of $0.7 million, which was due April 1, 2004, the Company has not recorded an impairment on the receivable due to the purchaser’s attainment of a commitment from external funding sources which includes a guarantee of the first scheduled payment due to the Company. The Company expects to receive the payment that is in default under the terms of the note agreement in the third quarter of 2004. In conjunction with the sale, the Company disposed of inventory totaling $0.9 million, accounts receivable of $0.2 million, and other assets and liabilities relating to the CCTV product line of $0.9 million, net. The Company did not record a gain or loss on this transaction.

14. Recent Accounting Pronouncements

In January 2003 the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation was effective no later than the end of the first interim or reporting period ending after March 15, 2004. We have assessed all of the criteria established in FIN 46-R to determine if our franchisee relationships qualify as a variable interest entities, and thus would need to be consolidated. We have concluded that our franchisee relationships do not qualify as variable interest entities, and therefore, the adoption of the provisions of this interpretation did not have a material effect on the Company’s Consolidated Financial Statements.

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

Recent Developments

We recently reorganized the Company into five functional areas: Sales, Operations, Administration, Customer Service, and Product and Marketing. In conjunction with this realignment, effective August 2, 2004, the Company completed the centralization of the administrative function and certain aspects of operations, such as purchasing and scheduling, at the home office. The Company estimates total charges of $1.6 million associated with severance and other termination benefits, relocation costs, duplicate salaries, and facility requirements. In accordance with accounting principles generally accepted in the United States (“GAAP”), $0.8 million was recorded in the quarter ended June 30, 2004 and the remaining charge will be taken in the quarter ended September 30, 2004. The charge taken in the quarter ended June 30, 2004 is included within selling, general, and administrative expenses. The projected savings from our reorganization efforts to date are approximately $2.5 million on an annualized basis.

During the quarter, the Company and Broadcast Music, Inc. (“BMI”) advanced their conversations toward reaching a new five-year music license agreement, culminating in a recent agreement in principle. The Company anticipates that a final license agreement will be executed prior to the end of the fourth quarter of 2004.

On May 10, 2004, we amended our Senior Credit Facility to include a $35.0 million term loan facility. The proceeds of the term loan were used to repurchase $32.7 million in aggregate outstanding principal amount of the Company’s 13% Senior Discount Notes due 2010 and to pay associated expenses. The Term loan facility ranks pari passu with the Company’s existing revolving loan and will mature on November 20, 2008.

On April 30, 2004, Julianna Hill and Randall Mays, both of Clear Channel Communications Inc., stepped down as Class B Directors of the Company. Ms. Hill and Mr. Mays will continue to participate in discussions as guests of the Board of Directors.

Effective April 19, 2004, Lon Otremba has been named Chief Executive Officer. Mr. Otremba joined Muzak in September of 2003 as President and will continue to serve in this capacity in addition to his new role as Chief Executive Officer.

Effective March 15, 2004, Mr. Bill Boyd stepped down as Chief Executive Officer of Muzak and will serve as the Company’s Chairman Emeritus. This role will include serving on the board of directors of the Company, along with rendering certain executive services including managing relationships within the franchise community, certain client accounts, and other external business relationships.

On March 10, 2004, the Company received a consent from its Senior Credit Facility lenders to incur additional indebtedness under a term loan, the proceeds of which were used to repurchase a portion of the Company’s 13% Senior Discount Notes.

On March 9, 2004, the Company received a waiver of and amended certain of its financial covenants under the Senior Credit Facility.

On February 25, 2004, the Company obtained a consent and waiver for the disposition of its CCTV inventory and recurring customer contracts from the existing lenders of the Senior Credit Facility.

Recent Accounting Pronouncements

In January 2003 the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements for

MUZAK HOLDINGS LLC

companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation was effective no later than the end of the first interim or reporting period ending after March 15, 2004. We have assessed all of the criteria established in FIN 46-R to determine if our franchisee relationships qualify as a variable interest entities, and thus would need to be consolidated. We have concluded that our franchisee relationships do not qualify as variable interest entities, and therefore, the adoption of the provisions of this interpretation did not have a material effect on the Company’s Consolidated Financial Statements.

General

The Company is the leading provider of business music programming in the United States based on market share. We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming.

Results of Operations

Set forth below are discussions of the results of operations for Muzak Holdings LLC for the quarter and six months ended June 30, 2004 compared to the quarter and six months ended June 30, 2003.

Revenues. Revenues were $60.2 million and $120.2 million for the quarter and six months ended June 30, 2004 and were $57.6 million and $114.3 million for the quarter and six months ended June 30, 2003, respectively. These increases in revenues represent increases of 4.5% and 5.2% for the quarter and six months ended June 30, 2004 compared to the 2003 periods. Music and other business services revenue increased $2.6 million million, or 6.0% in 2004 as compared to the quarter ended June 30, 2003. The increase for the six months ended June 30, 2004 as compared to the 2003 period was consistent with the quarterly increase at 6.1%. The growth in music and other business services revenue is due to an increase in new client locations at consistent prices, offset by a 10.2% cancellation rate during the six months ended June 30, 2004. This cancellation rate is consistent with the 10.2% cancellation rate for the year ended December 31, 2003 but fell short of our expectations. Reducing cancellations is the primary responsibility of our newly organized client service organization. The newly structured client service organization will enable us to implement standard procedures and best practices throughout our entire organization, in turn leading to higher client satisfaction and reduced cancellations. During the twelve months ended June 30, 2004, we added, net of cancellations, 8,500 Audio Architecture, 5,200 Voice, and 1,200 other locations.

Equipment and related services revenue was flat for the quarter ended June 30, 2004 as compared to the 2003 period and up 2.7% on a year on year basis. The flat equipment and labor revenue for the quarter and the marginally higher equipment and labor revenue for the six months as compared to the prior year was expected due to the sale of our CCTV product line on March 1, 2004. We did not record any equipment and labor revenues from this product line during the first quarter of 2004. As such, the increase of 2.7% is solely from the sale of system related products, such as sound systems, that support our core products as well as non-music related equipment, such as drive-thru systems.

Cost of Revenues. Cost of revenues was $21.5 million and $42.5 million for the quarter and six months ended June 30, 2004, respectively, and was $19.9 million and $39.0 million for the quarter and six months ended June 30, 2003, respectively. The increase in cost of revenues was 7.8% and 9.1% for the quarter and six months ended June 30, 2004 as compared to the 2003 comparable periods. Costs of music and other business services revenue as a percentage of music and other business services revenue was 18.9% and 18.8% for the quarter and six months ended June 30, 2004 and was 18.3% for the quarter and six months ended June 30, 2003. The increase in cost of music revenue is primarily due to an increase in amounts owed to licensing collectives and record companies as a result of more clients opting to receive our service via an on-premise device as well as to an increase in amounts payable for licensing royalties based on a detailed review of the amounts owed to the licensing collectives conducted in late 2003. Costs of equipment and related services revenue as a percentage of equipment and related services revenue was 89.8% and 87.4% for the quarter and six months ended June 30, 2004 and was 84.3% and 82.3% for the quarter and six months ended June 30, 2003, respectively. The increase in costs is due to several factors: (i) an increase in labor resources necessary to service our growing recurring revenue base (ii) certain equipment sales at less than normal margins (iii) a larger portion of our overall equipment sales was comprised of the sale of drive-thru systems to the quick service restaurant industry during 2004, which carry lower margins than our typical equipment and (iv) increases in the cost of gasoline. We have approximately 400 technicians, who travel throughout the day to client locations, and therefore gasoline increases have impacted the costs associated with installations and service calls. The equipment sales at less than normal margins consisted primarily of the music receiving equipment that we typically provide as part of the music service. Although these sales were at lower profit margins, we secured numerous client locations for our recurring revenue service.

Selling, general and administrative expenses. Selling, general, and administrative expenses were $21.5 million and $42.6 million for the quarter and six months ended June 30, 2004 and were $20.0 million and $39.9 million for the quarter and six

MUZAK HOLDINGS LLC

months ended June 30, 2003. Amortization of deferred subscriber acquisition costs, a non-cash component of selling, general ,and administrative expenses increased $0.3 million and $1.2 million for the quarter and six months ended June 30, 2004 as compared to the 2003 periods.. This increase is directly related to the increase in music and other business services revenue. The remaining increases of $1.2 million and $1.5 million for the quarter and six months is due primarily to costs associated with the Company’s reorganization. Included within selling, general, and administrative expenses in the quarter and six months is $0.8 million of severance and related benefits associated with our centralization efforts. The remaining increase is due to higher overhead expenses such as insurance premiums and our investment in sales automation tools. These increases are offset by reductions in the sales and administration workforces during the fourth quarter of 2003 of approximately $0.5 million.

Depreciation and amortization expenses Depreciation and amortization expense was $15.1 million and $31.2 million for the quarter and six months ended June 30, 2004 and was $14.9 million and $32.4 million for the quarter and six months ended June 30, 2003. The increase of $0.2 million for the quarter ended June 30, 2004 over the 2003 period is comprised of a $1.1 million increase in depreciation of fixed assets and a $0.9 million decrease in amortization of intangibles. The increase in depreciation is due to capital expenditures relating to new client locations and the decrease in amortization is due to several trademarks and non-compete agreements becoming fully amortized during the period beginning July 2003 through June 2004. The $1.2 million decrease in depreciation and amortization for the six months ended June 30, 2004 as compared to the 2003 period is comprised of an increase of $0.2 million in depreciation and a $1.4 million decrease in amortization. The $1.4 million decrease in amortization is due to several trademarks and non-compete agreements becoming fully amortized.

Interest expense. Interest expense increased 15.1% and 18.9% for the quarter and six months ended June 30, 2004 as compared to the 2003 periods. These increases are due to the issuance of our 10% Senior Notes and repayment of our Old Senior Credit Facility in May 2003. The Old Senior Credit Facility bore interest rates at the Company’s choice of LIBOR or the Base Rate plus a margin, based on the Company’s leverage ratio. The effective interest rate for the quarter and six months ended June 30, 2004 was 10.1% and 9.8%, respectively, and was 9.7% and 8.9% for the quarter and six months ended June 30, 2003, respectively. In May 2004, the Company issued $35.0 million in term loans and used the proceeds to repurchase $33.7 million in aggregate principal amount of the Company’s 13% Senior Discount Notes. The exchange of 13% debt for LIBOR plus 3.5% debt will result in a reduction to interest expense of approximately $2.0 million per annum.

Loss on extinguishment of debt. The $1.7 million loss on extinguishment of debt for the 2004 periods is due to the repurchase of $32.7 million in aggregate principal amount of the Company’s 13% Senior Discount notes at a premium of $1.0 million and the write off of deferred financing fees. The $3.7 million loss on extinguishment of debt for the 2003 periods was recorded in connection with the issuance of 10% Senior Notes due 2009 and is comprised of a $5.2 million write off of deferred financing fees related to the then existing Senior Credit Facility, $0.4 million reclassification of other comprehensive loss to earnings, offset by a $1.9 million gain on the repurchase of $18.1 million principal amount of Senior Discount Notes.

Net Loss. Net loss decreased 0.7% and increased 2.5% for the quarter and six months ended June 30, 2004, respectively, as compared to the 2003 periods due to the reasons cited above.

MUZAK HOLDINGS LLC

Liquidity and Capital Resources

The Company evaluates liquidity using several measures, one of them being EBITDA (defined as earnings before interest, income taxes (benefits), depreciation, and amortization). EBITDA is not intended to be a liquidity measure that should be regarded as an alternative to, or more meaningful than, cash flow from operations as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States, known as GAAP. However, management believes that EBITDA is a meaningful measure of the cash flows available to invest in new client locations and to service its debt obligations. Further, management believes that EBITDA is commonly used in similar industries to analyze and compare companies on the basis of leverage and liquidity; however it is not necessarily comparable to similarly titled amounts of other companies. The following table provides a reconciliation of cash flows from operations to EBITDA.

	Three Months Ended
	June 30, 2004	June 30, 2003
Cash flows provided by operating activities	$3,814	$2,856
Loss on early extinguishment of debt	(1,663)	(3,694)
Interest expense net of amortization	10,643	7,203
Change in working capital	2,555	6,182
Current tax expense	2	299
Change in unearned installation revenue	33	10
Amortization of deferred subscriber acquisition costs	(4,132)	(3,869)
Deferred subscriber acquisition costs	4,290	5,080
Gain on disposal of fixed assets	40	2

EBITDA	$15,582	$14,069

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows provided by operating activities	$15,578	$12,020
Loss on early extinguishment of debt	(1,663)	(3,694)
Interest expense net of amortization	19,115	13,238
Change in working capital	192	7,728
Current tax expense	43	353
Change in unearned installation revenue	75	2
Amortization of deferred subscriber acquisition costs	(8,678)	(7,486)
Deferred subscriber acquisition costs	8,768	9,597
Gain on disposal of fixed assets	67	8

EBITDA	$33,497	$31,766

Our principal sources of funds have historically been cash generated from operations and borrowings under the senior credit facility. We borrowed $4.0 million under our revolving credit facility in the quarter and six months ended June 30, 2004.

The cash generated from operations was primarily used during the six months ended June 30, 2004 to make investments relating to new client locations and to make interest payments on our indebtedness. Working capital balances have improved significantly during 2004 as compared to 2003 as a result of efficient management. Nonetheless, we have experienced an increase in inventory balances during the year. We believe the centralization of certain operations functions, such as purchasing, will give us greater visibility over existing inventory levels and purchase requirements.

Our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest payments on our indebtedness. The following table summarizes contractual obligations and commitments at June 30, 2004 (in thousands).

	Payments due by Period
	Remaining 6 months 2004	2005	2006	2007	2008	After 2008	Total
Long-term debt	$48	$101	$110	$118	$59,131	$360,751	$420,259
Interest	19,944	40,057	40,049	40,040	39,087	21,707	200,884
Capital lease obligations	1,497	2,604	1,186	562	31	3	5,883
Operating leases	4,862	8,514	7,799	7,353	6,882	35,478	70,888
Unconditional purchase obligations	5,919	9,951	6,137	1,159	—	—	23,166

Total Contractual Cash Obligations	$32,270	$61,227	$55,281	$49,232	$105,131	$417,939	$721,080

MUZAK HOLDINGS LLC

The majority of our unconditional purchase obligations relate to a purchase commitment for receivers used in installing new client locations. The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the six months ended June 30, 2004, our total initial investment in new client locations was $24.9 million, which was comprised of equipment and installation costs attributable to new client locations of $16.1 million and $8.8 million in subscriber acquisition costs (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The subscriber acquisition costs are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term of five years. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term of five years.

We also invest in property and equipment to be used at our headquarters and within our owned operations as well as incur equipment and installation costs relating to conversions from one delivery platform to another delivery platform. Our investment for such investments for the six months ended June 30, 2004 was approximately $3.5 million, consisting of equipment to replenish the equipment exchange pool relating to our drive-thru systems client locations, equipment and labor costs for conversions, system upgrades, furniture and fixtures, and computers. We used existing receivers for the majority of these conversions, but incurred installation costs and costs associated with procuring satellite dishes.

We currently anticipate that our total initial investment in new client locations during 2004 will be approximately $52.8 million including $34.0 million of equipment and installation costs attributable to new client locations, and $18.8 million in sales commissions relating to new client locations. The Company is focused on reducing the initial investment associated with new client locations through the re-use of equipment and efficiencies gained from vendor consolidation and labor management. In addition, we anticipate our investment in property and equipment to be used at headquarters, equipment for use in the exchange pool for servicing drive-thru systems client locations, and equipment for conversions will be approximately $5.3 million.

The Company is projecting to be in default with its Senior Credit facility financial covenants for the remainder of 2004 due to charges associated with its reorganization, anticipated additional expenses associated with a proposed BMI agreement, and lower than expected financial results. The Company plans to approach its Senior Credit Facility lenders to negotiate revised covenants. However, there can be no assurances that the Company will be successful in renegotiating its covenants with the lenders. Accordingly, the Company may be required to seek alternate financing. If the Company is unsuccessful in amending its covenant levels or in securing alternate financing, the Company may be unable to meet its debt obligations.

Interest Rate Protection Agreements. As a result of the issuance of the 10% Senior Notes in May 2003 and the relating application of such proceeds, a large portion of the Company’s indebtedness bears interest at fixed rates. Accordingly, in August 2003, the Company entered into an interest rate swap agreement in which the Company effectively exchanged $220.0 million of fixed rate debt at 10.0% for six month LIBOR plus 7.95%. The swap agreement, entered into to mitigate our interest costs associated with the Senior Notes, ends in November 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period ended June 30, 2004, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

MUZAK HOLDINGS LLC

PART II—OTHER INFORMATION

ITEM 5. Legal Proceedings.

During the quarter, the Company and BMI advanced their conversations toward reaching a new five-year music license agreement, culminating in a recent agreement in principle. The Company anticipates that a final license agreement will be executed prior to the end of the fourth quarter of 2004.

As reported in the Company’s report on Form 10-K for the fiscal year ended December 31, 2003, ASCAP had notified the Company that ASCAP would pursue a rate court proceeding in federal court in New York and on January 29, 2003, made an application to the court to commence such a proceeding. The impact of this rate court proceeding is more fully described in the Company’s report on Form 10-K.

Other than the Company’s progress on conversations with BMI regarding license fees, there have been no material developments in legal proceedings involving the Company since those reported in the Company’s Report on Form 10-K for fiscal year ended December 31, 2003.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a Form 8-K on April 19, 2004 under Item 5, “Other Events” announcing the appointment of Lon E. Otremba as Chief Executive Officer.

The Company filed a Form 8-K on May 12, 2004 under Item 5, “Other Events” announcing the amendment of its Senior Credit Facility to include a $35.0 million Term Loan Facility.

The Company furnished a Form 8-K on May 13, 2004 under Item 12, “Disclosure of Results of Operations and Financial Conditions.” The Form 8-K included the Company’s first quarter 2004 financial results press release, which was furnished as Exhibit 99.1 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

MUZAK HOLDINGS LLC MUZAK HOLDINGS FINANCE CORP. MUZAK LLC MUZAK FINANCE CORP

	By:	/S/ Lon E. Otremba
Date: August 16, 2004		Lon E. Otremba Chief Executive Officer (Principal Executive Officer)

	By:	/S/ STEPHEN P. VILLA
Date: August 16, 2004		Stephen P. Villa Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)