Form 10-Q
period 2004-09-30
MUZAK HOLDINGS FINANCE CORP; MUZAK HOLDINGS LLC; MUZAK LLC; MUZAK FINANCE CORP
filed 2004-11-15
CIK 1085319, 1085320, 1085321, 1086484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MUZAK HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash	$1,261	$2,284
Accounts receivable, net of allowances of $3,593 and $1,580	32,108	29,579
Inventory	17,849	15,016
Prepaid expenses and other assets	4,120	3,974

Total current assets	55,338	50,853
Property and equipment, net	103,038	108,591
Goodwill	140,805	140,805
Intangible assets, net	102,873	113,129
Deferred subscriber acquisition costs, net	46,517	46,208
Deferred charges and other assets, net	14,407	15,646

Total assets	$462,978	$475,232

LIABILITIES AND MEMBERS’ INTEREST (DEFICIENCY)
Current liabilities:
Accounts payable	$6,673	$6,528
Accrued expenses	24,417	21,311
Current portion of other liabilities	4,006	3,711
Current maturities of long term debt	99	94
Advance billings	1,699	1,084

Total current liabilities	36,894	32,728
Long-term debt	425,219	411,424
Other liabilities	9,124	9,461
Mandatorily redeemable preferred units	148,479	129,691
Commitments and contingencies
Members’ Interest (deficiency):
Class A units	77,900	96,688
Accumulated deficit	(234,638)	(204,760)

Total members’ interest (deficiency)	(156,738)	(108,072)

Total liabilities and members’ interest (deficiency)	$462,978	$475,232

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues:
Music and other business services	$46,365	$43,965	$137,604	$129,995
Equipment and related services	15,341	15,384	44,345	43,627

	61,706	59,349	181,949	173,622

Cost of revenues:
Music and other business services (excluding $11,139, $10,393, $33,534, and $32,300 of depreciation and amortization expense)	9,387	8,173	26,547	23,893
Equipment and related services	14,457	12,100	39,815	35,355

	23,844	20,273	66,362	59,248

	37,862	39,076	115,587	114,374

Selling, general and administrative expenses	22,118	20,038	64,676	59,958
Depreciation and amortization expense	15,182	15,338	46,376	47,776

Income from operations	562	3,700	4,535	6,640
Other income (expense):
Interest expense	(10,974)	(10,302)	(32,920)	(28,766)
Other, net	38	36	40	131
Loss from extinguishment of debt	—	—	(1,663)	(3,694)

Loss before income taxes	(10,374)	(6,566)	(30,008)	(25,689)
Income tax benefit	(56)	(7)	(130)	(54)

Net loss	$(10,318)	$(6,559)	$(29,878)	$(25,635)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2004	September 30, 2003
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(29,878)	$(25,635)
Adjustments to derive cash flow from operating activities:
Loss on extinguishment of debt	1,663	3,694
Gain on disposal of fixed assets	(88)	(37)
Deferred income tax benefit	(184)	(501)
Depreciation and amortization	46,376	47,776
Amortization of senior discount notes and senior notes	1,575	5,672
Amortization of deferred financing fees	1,965	1,864
Amortization of deferred subscriber acquisition costs	12,904	11,562
Deferred subscriber acquisition costs	(13,411)	(14,614)
Unearned installment income	(161)	(26)
Change in certain assets and liabilities
Increase in accounts receivable	(918)	(1,539)
Increase in inventory	(3,755)	(3,192)
Decrease in accounts payable	(579)	(645)
Increase in accrued expenses	3,864	3,602
Increase in advance billings	615	640
Other, net	(276)	(4,781)

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,712	23,840

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property and equipment	(27,388)	(30,317)
Capital expenditures for intangibles	(1,448)	(1,201)
Proceeds from sale of fixed assets	91	50

NET CASH USED IN INVESTING ACTIVITIES	(28,745)	(31,468)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in book overdrafts	(138)	(2,459)
Proceeds from issuance of Term Loan B	35,000	—
Proceeds from issuance of Senior Notes	—	218,869
Repayments of senior credit facility	—	(159,514)
Repayments on revolver	—	(31,000)
Borrowings on revolver	10,000	17,400
Repurchase of Senior discount notes	(33,670)	(14,440)
Repayment of notes payable to a related party	—	(10,000)
Termination of interest rate protection agreement	—	4
Repayments of capital lease obligations and other debt	(2,112)	(1,702)
Payment of fees associated with financing	(1,070)	(8,918)

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,010	8,240

NET INCREASE (DECREASE) IN CASH	(1,023)	612

CASH, BEGINNING OF PERIOD	2,284	1,781

CASH, END OF PERIOD	$1,261	$2,393

Significant non-cash activities:
Capital lease obligations	$2,005	$1,214

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN

MEMBERS’ INTEREST (DEFICIENCY)

(Unaudited)

(in thousands, except for units)

	Class A		Class B		Accumulated Deficit	Total Members’ Interest
	Units	Dollars	Units	Dollars
Balance, December 31, 2003	132,422	$96,688	14,537	$—	$(204,760)	$(108,072)
Net loss					(29,878)	(29,878)
Forfeiture of Class B units			(396)	—		—
Preferred return on preferred units		(18,788)				(18,788)

Balance, September 30, 2004	132,422	$77,900	14,141	$—	$(234,638)	$(156,738)

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

As of September 30, 2004, ABRY Partners, LLC and its respective affiliates, collectively own 64.2% of the beneficial interests in the Company’s voting interests.

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

The financial statements as of September 30, 2004 and September 30, 2003 and for the quarters and nine months then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life (years)	September 30, 2004 (Unaudited)	December 31, 2003
Equipment provided to subscribers	5	$174,495	$161,275
Capitalized installation labor	5	86,897	76,900
Equipment	5-7	33,840	29,875
Other	3-30	21,442	20,478

		316,674	288,528
Less accumulated depreciation		(213,636)	(179,937)

		$103,038	$108,591

Included in equipment and other at September 30, 2004 and December 31, 2003 is $17.1 million and $15.0 million, respectively, of equipment under capital leases, gross of accumulated depreciation of $11.9 million and $10.3 million, respectively. Depreciation of property and equipment was $11.5 million and $34.6 million for the quarter and nine months ended September 30, 2004 and was $10.8 million and $33.7 million for the quarter and nine months ended September 30, 2003, respectively.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Intangible Assets

Unamortized intangible assets consist of the following (in thousands):

	September 30, 2004	December 31, 2003
	Carrying Amount	Carrying Amount
	(unaudited)
Goodwill	$140,805	$140,805

Amortized intangible assets consist of the following (in thousands):

		September 30, 2004		December 31, 2003
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(unaudited)
Income producing contracts	12	$153,900	$(69,062)	$153,900	$(59,442)
License agreements	20	5,082	(1,398)	5,082	(1,207)
Deferred production costs	10	8,755	(2,513)	7,354	(1,901)
Trademarks	5	15,231	(15,071)	15,184	(14,274)
Non-compete agreements	3-5	275	(257)	541	(445)
Purchased music	20	10,831	(2,900)	10,831	(2,494)

		$194,074	$(91,201)	$192,892	$(79,763)

Aggregate amortization expense was $3.6 million and $11.7 million for the quarter and nine months ended September 30, 2004 and $4.6 million and $14.1 million for the quarter and nine months ended September 30, 2003, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

Fiscal year ending
2004 (remaining three months)	$3,661
2005	14,583
2006	14,532
2007	14,506
2008	14,498

5. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)
Accrued interest	$9,330	$6,292
Accrued compensation and benefits	3,533	2,347
Rebates payable to affiliates	2,459	2,747
Licensing royalties	4,661	3,818
Other	4,434	6,107

	$24,417	$21,311

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Debt

Debt obligations consist of the following (in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)
Long term debt:
Revolving Loan-Senior Credit Facility	$30,000	$20,000
Term Loan B- Senior Credit Facility	35,000	—
Senior notes	219,083	218,962
Senior subordinated notes	115,000	115,000
Senior discount notes	24,245	55,496
Other	1,990	2,060

Total debt obligations	425,318	411,518
Less current maturities	(99)	(94)

	$425,219	$411,424

Senior Credit Facility

On November 9, 2004, the Company amended the following aspects of its Senior Credit Facility: (i) amended financial covenants for the third quarter of 2004 and prospectively to make such covenants less restrictive (ii) revised the maturity dates of the revolver and its $35.0 million term loan facility (“Term Loan B”) to May 2007 and November 2007, respectively, (iii) increased Term Loan B margins to 4.25% in the case of Eurodollar loans and 3.25% in the case of Base Rate Loans (iv) amended the definition of consolidated EBITDA to exclude up to $1.9 million in restructuring charges, and (v) reduced the revolving commitment from $60.0 million to $55.0 million. We estimate that we will incur approximately $0.2 million in financing fees during the fourth quarter of 2004 in connection with this amendment.

On May 10, 2004, the Company amended its Senior Credit Facility to include a Term Loan B in the amount of $35.0 million payable in quarterly installments beginning June 30, 2006 until final maturity on November 21, 2007, as amended. The proceeds of the term loan were used to repurchase $32.7 million in aggregate outstanding principal amount of the Company’s 13% Senior Discount Notes due 2010 and to pay associated interest and expenses. The Company recorded a loss on extinguishment of debt of $1.7 million in connection with this transaction. The loss on extinguishment of debt is comprised of $1.0 million premium paid on the repurchase and $0.7 million write off of deferred financing fees. We incurred financing fees of $1.4 million in connection with this transaction, $1.1 million of which were paid during the nine months ended September 30, 2004. The fees are included in Deferred charges and other assets, net, on the balance sheet. In conjunction with this transaction, on March 10, 2004, the Company received a consent from its Senior Credit Facility lenders to incur this additional indebtedness.

On March 9, 2004, the Company received a waiver of and amended certain of its financial covenants under the Senior Credit Facility to reflect the financial impact of the 2003 Telstar 4 satellite disruption as well as the disposition of the closed circuit television product line (“CCTV”) (See Note 13 for more disclosure on this disposition). In conjunction with the amendment, the Company incurred $0.1 million in fees. These fees are included within Deferred charges and other assets, net on the balance sheet.

As of September 30, 2004, the Company had $30.0 million outstanding under its revolver and $1.7 million outstanding letters of credit.

The Senior Credit Facility, as amended, contains restrictive covenants including the maintenance of interest, total leverage, and fixed charge ratios and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. Additionally, the Senior Credit Facility contains default provisions that are customary for such facilities including those provisions that are subjective in nature. Absent the waiver and amendment obtained on November 9, 2004, the Company would have been in violation of its financial covenants as of September 30, 2004.

Indebtedness under the revolver bears interest at a per annum rate equal to the Company’s choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 2.00% to 2.75% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two, three, six, nine, or twelve months, as selected by the Company, plus a margin ranging from 3.25% to 4.00%. The margins are subject to adjustment based on changes in the Company’s ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, depreciation and amortization and certain other charges as

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

defined in the agreement) and were 2.75% and 4.00% in the case of Base Rate and LIBOR, respectively as of September 30, 2004. As of September 30, 2004, the average interest rate on the revolver was 5.72%. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company’s choice of (i) the Base Rate (as described above) plus a margin of 3.25% or (ii) LIBOR of one, two, three, six, nine, or twelve months, as selected by the Company, plus a margin of 4.25%. As of September 30, 2004, the interest rate on the Term Loan B was 5.21%.

Senior Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $220.0 million in principal amount of 10% Senior Notes (“Senior Notes”) which mature on February 15, 2009. Interest is payable semi-annually, in arrears, on May 15 and November 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance Corp. and are subordinate to existing and future secured debt and are senior to Muzak LLC’s existing Senior Subordinated Notes. The Senior Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 12). The indenture governing the Senior Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After February 15, 2006, the issuers may redeem all or part of the Senior Notes at a redemption price equal to 105.0% of the principal which redemption price declines to 100% of the principal amount in 2008. The Company is in default of consolidated leverage ratio under the indenture governing the Senior Notes as of September 30, 2004. However, the Company may incur permitted indebtedness as defined in the indenture governing the Senior Notes, which includes borrowings under its revolving loan. The Company expects to be in compliance with consolidated leverage ratio in the fourth quarter of 2004.

Senior Subordinated Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of the Muzak LLC and Muzak Finance Corp and are subordinated in right of payment to all existing and future Senior Indebtedness of Muzak LLC and Muzak Finance Corp. The Senior Subordinated Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 12). The indenture governing the Senior Subordinated Notes prohibits Muzak LLC from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by Muzak LLC. As of March 15, 2004, the issuers may redeem all or part of the Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007. The Company is in default of consolidated leverage ratio under the indenture governing the Senior Subordinated Notes as of September 30, 2004. However, the Company may incur permitted indebtedness, as defined in the indenture governing the Senior Subordinated Notes, which includes borrowings under its revolving loan. The Company expects to be in compliance with consolidated leverage ratio in the fourth quarter of 2004.

Senior Discount Notes

The Company together with its wholly owned subsidiary Muzak Holdings Finance Corp. has $24.2 million in principal amount of 13% Senior Discount Notes (the “Senior Discount Notes”) due March 2010. The Senior Discount Notes were fully accreted as of March 15, 2004 and the first interest payment was made on September 15, 2004. From and after March 15, 2004, interest began accruing at a rate of 13% per annum. Interest is payable semi-annually in arrears on each March 15 and September 15 to holders of record of the Senior Discount Notes at the close of business on the immediately preceding March 1 and September 1. Muzak Holdings LLC does not have any operations or assets other than its ownership of Muzak LLC. Accordingly, Muzak Holdings LLC is dependent upon distributions from Muzak LLC in order to pay interest. Muzak LLC’s senior credit facility, senior notes, and senior subordinated notes indentures impose restrictions on its ability to make distributions to Muzak Holdings LLC. The senior credit facility, the senior notes, and subordinated notes indentures permit Muzak LLC to make payments and distributions to Muzak Holdings LLC on and after September 15, 2004 in an amount sufficient to permit Muzak Holdings LLC to make cash interest payments when due, however the senior credit facility requires that certain financial covenant levels be met in order to make such distributions.

The proceeds of the term loan in May 2004 were used to repurchase $32.7 million in aggregate outstanding principal amount of the Company’s 13% Senior Discount Notes due 2010 and to pay associated interest and expenses. The Company recorded a loss on extinguishment of debt of $1.7 million in connection with this transaction. The loss on extinguishment of debt is comprised of $1.0 million premium paid on the repurchase and $0.7 million write off of deferred financing fees.

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

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Liquidity

During 2004, we expect that our primary source of funds will be cash flows from operations and our secondary source to be from borrowings under the senior credit facility. As of September 30, 2004, we had outstanding debt of $30.0 million under our $55.0 million senior credit facility, as amended. As of the date of this filing, we have full availability to the undrawn revolving commitment. Availability under our senior credit facility is subject to achieving a leverage ratio less than the leverage financial covenant established for the applicable quarter.

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

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2004 (remaining three months)	$24
2005	101
2006	110
2007	65,118
2008	131
Thereafter	$360,751

The Annual maturities schedule includes the principal amount of the Senior Notes which mature in 2009.

Total interest paid by the Company on all indebtedness was $8.3 million and $26.7 million for the quarter and nine months ended September 30, 2004, respectively, and was $6.1 million and $16.3 million for the quarter and nine months ended September 30, 2003, respectively.

Interest Rate Protection Programs

In August 2003, the Company entered into an interest rate swap agreement in which the Company effectively exchanged $220.0 million of fixed rate debt at 10.0% for six month LIBOR plus 7.95%. The swap agreement, entered into to mitigate our interest costs associated with the Senior Notes, covers an eighteen month period ending November 2004. In accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), the swap agreement is recorded at its fair value of $8 thousand in the consolidated balance sheet as of September 30, 2004 and included in prepaid expenses and other assets. The Company has fixed the rate for the November 2004 payment date such that the Company will receive $8 thousand on November 15, 2004. Because the swap agreement is not designated as a hedge under SFAS 133, changes in fair value of the swap have been recorded as an adjustment to interest expense during the nine months ended September 30, 2004, resulting in a $0.4 million reduction to interest expense.

7. Mandatorily Redeemable Preferred Units

The Company was in violation of unit coverage ratio and leverage ratio under the Securities Purchase Agreement as of September 30, 2004 and has been in default of unit coverage ratio since June 2003 and in default of leverage ratio since December 2003. As a result of the default, the preferred units accrue at a preferential return of 17% per annum as long as the default is continuing. The Company is projecting to be out of compliance with the unit coverage ratio (the ratio of consolidated operating cash flow to the sum of consolidated interest expense plus the aggregate Series A preferred return, as more specifically defined in the Securities Purchase Agreement) for the foreseeable future and to be out of compliance with leverage ratio for the next twelve months. As a result of non-compliance with unit coverage ratio and leverage ratio for four consecutive quarters (a Class B default and a Class A default under the Securities Purchase Agreement, respectively), two of the three preferred unit holders were each entitled to be designated as either a Class B or Class A Director, although neither party has elected to so designate a Class B or Class A Director. As such, the number of Class B Directors and Class A Directors remains unchanged at six and three directors, respectively. The same two preferred unit holders will each be entitled to designate a Class A Director until such time as the Company complies with the leverage coverage ratio. If the Company is still in default of unit coverage ratio at the time that the Company complies with the leverage coverage ratio, the same two preferred unit holders would each still be entitled to designate a Class B Director.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The foregoing defaults do not result in a cross default under the Senior Credit Facility or the indentures governing the Senior Notes, the Senior Subordinated Notes, and the Senior Discount Notes.

8. Related Party Transactions

During the nine months ended September 30, 2004, the Company accrued $0.3 million of fees payable to ABRY Partners. These fees were incurred for services rendered in connection with the issuance of the Term Loan B.

During the nine months ended September 30, 2004, the Company repurchased an aggregate principal amount of $0.2 million of Senior Discount Notes from Mr. William A. Boyd, the Company’s Chairman Emeritus and a Director of the Board of Directors. The Company recorded a gain of $9 thousand on this transaction which is included within loss on extinguishment of debt.

9. Muzak Holdings Finance Corp. and Muzak Finance Corp.

Muzak Holdings Finance Corp. and Muzak Finance Corp. had no operating activities during the quarter and nine months ended September 30, 2004 and 2003.

10. Commitments and Contingencies

Indemnification

Muzak’s Limited Liability Company Agreement dated as of March 18, 1999, as amended, provides for indemnification of directors and officers, including advancement of reasonable attorney’s fees and other expenses, in connection with all claims, liabilities and expenses arising out of the management of Muzak’s affairs. Such indemnification obligations are limited to the extent Muzak’s assets are sufficient to cover such obligations. Muzak carries directors and officers insurance that covers such exposure for indemnification up to certain limits. As of September 30, 2004, we had accrued $50,000 to cover indemnification.

Litigation

The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the management of the Company believes that the resulting liability, if any, will not have a material effect upon the Company’s consolidated financial statements or liquidity.

The industry-wide agreement between business music providers and BMI expired in December 1993. Since this time we have been operating under an interim agreement pursuant to which we have continued to pay royalties at the 1993 rates. Business music providers and BMI have been attempting to negotiate the terms of a new agreement and we have been involved in a rate court proceeding, initiated by BMI in Federal Court in New York regarding music license fees payable to BMI. The Company and BMI have advanced their conversations toward reaching a new five-year music license agreement, culminating in a recent agreement in principle. The Company anticipates that a final license agreement will be executed prior to the end of the fourth quarter of 2004 and that such agreement will result in higher license fees to BMI than we have incurred in the past.

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

In the quarter and nine months ended September 30, 2004, the Company paid $3.0 million and $8.3 million, respectively, in royalties to ASCAP, BMI and to SESAC. In the quarter and nine months ended September 30, 2003, the Company paid $2.2 million and $6.6 million, respectively in royalties to ASCAP, BMI, and to SESAC. Increases in the fees we must pay under these agreements could adversely affect our operating margin, and, therefore, our results of operations. The Company has not accrued any material amounts in connection with potential retroactive rate increases.

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

During the quarter ended September 30, 2004, the Company increased its reserve for licensing royalties by $0.8 million.

Other Commitments

As of September 30, 2004, the Company has approximately $28.9 million in outstanding capital expenditure commitments covering a four-year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

11. Restructuring Charges

To reduce operating costs and gain efficiencies in resource utilization, the Company recently reorganized into five functional areas: Sales, Operations, Administration, Customer Service, and Product and Marketing. In conjunction with this realignment, the Company centralized the administrative function and certain aspects of operations at its home office. As a result, the Company recorded $0.1 million and $0.8 million of severance and related benefits in selling, general, and administrative expenses during the quarter and nine months ended September 30, 2004. Accordingly, the following table provides a summary of the accrued liability for severance charges (in thousands):

Employee Severance
Q2 2004 Charges	$694
Cash payments	(156)

Accrued liability as of June 30, 2004	$538

Q3 2004 Charges	$107
Cash payments	(461)

Accrued liability as of September 30, 2004	$184

Employee severance-related costs include the elimination of administrative, sales, operations, and product fulfillment positions. The Company expects to pay the remaining liability in the fourth quarter of 2004.

12. Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the quarter and nine months ended September 30, 2004 and 2003 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Notes and Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Notes and Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Notes and Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes. The subsidiary that does not guarantee the Senior Notes and Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF SEPTEMBER 30, 2004

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$1,261	$—	$—	$—	$1,261
Accounts receivable, net	—	31,405	—	703	—	32,108
Inventories	—	17,849	—	—	—	17,849
Prepaid expenses and other assets	—	4,120	—	—	—	4,120

Total current assets	—	54,635	—	703	—	55,338
Property and equipment, net	—	102,679	—	359	—	103,038
Intangible assets, net	—	220,904	—	22,774	—	243,678
Deferred subscriber acquisition costs and other assets, net	477	60,439	7,236	8	(7,236)	60,924
Advances to/from subsidiaries	—	—	—	2,347	(2,347)	—
Investment in subsidiaries	15,640	21,368	—	—	(37,008)	—

Total assets	$16,117	$460,025	$7,236	$26,191	$(46,591)	$462,978

LIABILITIES AND MEMBERS’ INTEREST (DEFICIENCY)
Current liabilities:
Accounts payable	$—	$6,509	$—	$164	$—	$6,673
Accrued expenses	131	23,169	8,723	1,117	(8,723)	24,417
Current portion of other liabilities	—	4,006	—	—	—	4,006
Current maturities of long term debt	—	—	—	99	—	99
Advanced billings	—	1,699	—	—	—	1,699

Total current liabilities	131	35,383	8,723	1,380	(8,723)	36,894
Long-term debt	24,245	399,083	334,083	1,891	(334,083)	425,219
Other liabilities	—	7,572	—	1,552	—	9,124
Advances to/from subsidiaries	—	2,347	—	—	(2,347)	—
Mandatorily redeemable preferred units	148,479	—	—	—	—	148,479
Members’ interest (deficiency)	(156,738)	15,640	(335,570)	21,368	298,562	(156,738)

Total liabilities and members’ interest (deficiency)	$16,117	$460,025	$7,236	$26,191	$(46,591)	$462,978

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues
Music and other business services	$—	$45,081	$—	$1,284	$—	$46,365
Equipment and related services	—	15,341	—	—	—	15,341

	—	60,422	—	1,284	—	61,706
Cost of Revenues
Music and other business services	—	8,955	—	432	—	9,387
Equipment and related services	—	14,457	—	—	—	14,457

	—	23,412	—	432	—	23,844

	—	37,010	—	852	—	37,862

Selling, general & administrative	—	21,827	—	291	—	22,118
Management Fee	—	(257)	—	257	—	—
Depreciation & amortization expense	—	14,687	—	495	—	15,182

Income (Loss) from Operations	—	753	—	(191)	—	562
Other income (expense)
Interest expense	(815)	(10,131)	(8,339)	(28)	8,339	(10,974)
Other, net	—	33	—	5	—	38
Equity in earnings of subsidiaries	(17,842)	(158)	—	—	18,000	—

Loss before income taxes	(18,657)	(9,503)	(8,339)	(214)	26,339	(10,374)
Income tax benefit	—	—	—	(56)	—	(56)

Net loss	$(18,657)	$(9,503)	$(8,339)	$(158)	$26,339	$(10,318)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues
Music and other business services	$—	$133,564	$—	$4,040	$—	$137,604
Equipment and related services	—	44,345	—	—	—	44,345

	—	177,909	—	4,040	—	181,949
Cost of Revenues
Music and other business services	—	25,158	—	1,389	—	26,547
Equipment and related services	—	39,815	—	—	—	39,815

	—	64,973	—	1,389	—	66,362

	—	112,936	—	2,651	—	115,587

Selling, general & administrative	—	63,932	—	744	—	64,676
Management Fee	—	(808)	—	808	—	—
Depreciation & amortization expense	—	44,891	—	1,485	—	46,376

Income (Loss) from Operations	—	4,921	—	(386)	—	4,535
Other income (expense)
Interest expense	(3,945)	(28,828)	(25,017)	(147)	25,017	(32,920)
Other, net	—	39	—	1	—	40
Loss on extinguishment of debt	(1,663)	—	—	—	—	(1,663)
Equity in earnings of subsidiaries	(49,287)	(402)	—	—	49,689	—

Loss before income taxes	(54,895)	(24,270)	(25,017)	(532)	74,706	(30,008)
Income tax benefit	—	—	—	(130)	—	(130)

Net loss	$(54,895)	$(24,270)	$(25,017)	$(402)	$74,706	$(29,878)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$131	$18,422	$—	$1,159	$—	$19,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	91	—	—	—	91
Capital expenditures (for property, plant & equipment and intangibles)	—	(28,836)	—	—	—	(28,836)

Net cash used in investing activities	—	(28,745)	—	—	—	(28,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	(138)	—	—	—	(138)
Repurchase of senior discount notes	(33,670)	—	—	—	—	(33,670)
Borrowings under revolving credit loan	—	10,000	—	—	—	10,000
Proceeds from Term Loan B	—	35,000	—	—	—	35,000
Repayment of capital lease obligations and other debt	—	(2,043)	—	(69)	—	(2,112)
Payment of financing fees	—	(1,070)	—	—	—	(1,070)
Advances to/from subsidiaries	33,539	(32,449)	—	(1,090)	—	—

Net cash provided by (used in) financing activities	(131)	9,300	—	(1,159)	—	8,010

NET DECREASE IN CASH	—	(1,023)	—	—	—	(1,023)
CASH, BEGINNING OF PERIOD	—	2,284	—	—	—	2,284

CASH, END OF PERIOD	$—	$1,261	$—	$—	$—	$1,261

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2003

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$2,284	$—	$—	$—	$2,284
Accounts receivable, net	—	28,568	—	1,011	—	29,579
Inventories	—	15,016	—	—	—	15,016
Prepaid expenses and other assets	—	3,974	—	—	—	3,974

Total current assets	—	49,842	—	1,011	—	50,853
Property and equipment, net	—	107,876	—	715	—	108,591
Intangible assets, net	—	230,032	—	23,902	—	253,934
Deferred subscriber acquisition costs and other assets, net	1,306	60,539	8,485	9	(8,485)	61,854
Advances to/from subsidiaries	—		—	1,259	(1,259)	—
Investment in subsidiaries	75,809	21,770	—	—	(97,579)	—

Total assets	$77,115	$470,059	$8,485	$26,896	$(107,323)	$475,232

LIABILITIES AND MEMBERS’ INTEREST (DEFICIENCY)
Current liabilities:
Accounts payable	$—	$6,281	$—	$247	$—	$6,528
Accrued expenses	—	20,240	6,062	1,071	(6,062)	21,311
Current maturity of other liabilities	—	3,711	—	—	—	3,711
Current maturities of long term debt	—		—	94	—	94
Advance billings	—	1,084	—	—	—	1,084

Total current liabilities	—	31,316	6,062	1,412	(6,062)	32,728
Long-term debt	55,496	353,962	333,962	1,966	(333,962)	411,424
Other liabilities	—	7,713	—	1,748	—	9,461
Advances to/from subsidiaries	—	1,259	—		(1,259)	—
Mandatorily redeemable preferred units	129,691	—	—	—	—	129,691
Members’ interest (deficiency)	(108,072)	75,809	(331,539)	21,770	233,960	(108,072)

Total liabilities and members’ interest (deficiency)	$77,115	$470,059	$8,485	$26,896	$(107,323)	$475,232

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations for the Three Months ended September 30, 2003

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues
Music and other business services	$—	$42,681	$—	$1,284	$—	$43,965
Equipment and related services	—	15,384	—	—	—	15,384

	—	58,065	—	1,284	—	59,349

Cost of Revenues
Music and other business services	—	7,757	—	416	—	8,173
Equipment and related services	—	12,100	—	—	—	12,100

	—	19,857	—	416	—	20,273

	—	38,208	—	868	—	39,076

Selling, general & administrative	—	19,747	—	291	—	20,038
Management Fee	—	(255)	—	255	—	—
Depreciation & amortization expense	—	14,892	—	446	—	15,338

Loss from Operations	—	3,824	—	(124)	—	3,700
Other income (expense)
Interest expense	(1,743)	(8,506)	(2,839)	(53)	2,839	(10,302)
Other, net	—	36	—	—	—	36
Equity in earnings of subsidiary	(7,655)	(170)	—	—	7,825	—

Loss before income taxes	(9,398)	(4,816)	(2,839)	(177)	10,664	(6,566)
Income tax benefit	—	—	—	(7)	—	(7)

Net loss	$(9,398)	$(4,816)	$(2,839)	$(170)	$10,664	$(6,559)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of regulation S-X

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations for the Nine Months ended September 30, 2003

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues
Music and other business services	$—	$125,487	$—	$4,508	$—	$129,995
Equipment and related services	—	43,627	—	—	—	43,627

	—	169,114	—	4,508	—	173,622
Cost of Revenues
Music and other business services	—	22,359	—	1,534	—	23,893
Equipment and related services	—	35,355	—	—	—	35,355

	—	57,714	—	1,534	—	59,248

	—	111,400	—	2,974	—	114,374

Selling, general & administrative	—	58,949	—	1,009	—	59,958
Management Fee	—	(900)	—	900	—	—
Depreciation & amortization expense	—	45,855	—	1,921	—	47,776

Loss from Operations	—	7,496	—	(856)	—	6,640
Other income (expense)
Interest expense	(5,837)	(22,768)	(8,517)	(161)	8,517	(28,766)
Other, net	—	131	—	—	—	131
Extraordinary Loss	1,384	(5,078)	—	—	—	(3,694)
Equity in earnings of subsidiaries	(29,699)	(963)	—	—	30,662	—

Loss before income taxes	(34,152)	(21,182)	(8,517)	(1,017)	39,179	(25,689)
Income tax benefit	—	—	—	(54)	—	(54)

Net loss	$(34,152)	$(21,182)	$(8,517)	$(963)	$39,179	$(25,635)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of regulation S-X

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for the Nine Months ended September 30, 2003

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$—	$22,515	$—	$1,325	$—	$23,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of other business, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of fixed assets	—	50	—	—	—	50
Capital expenditures (for property, plant & equipment and intangibles)	—	(31,518)	—	—	—	(31,518)

Net cash used in investing activities	—	(31,468)	—	—	—	(31,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	(2,459)	—	—	—	(2,459)
Proceeds from Senior note offering	—	218,869	—	—	—	218,869
Paydown of senior credit facility	—	(159,514)	—	—	—	(159,514)
Paydown of senior discount notes	(14,440)	—	—	—	—	(14,440)
Repayments under revolving credit loan	—	(31,000)	—	—	—	(31,000)
Borrowings under revolving credit loan	—	4,700	—	—	—	4,700
Borrowings under new revolving credit loan	—	12,700	—	—	—	12,700
Repayment on note payable to related party	—	(10,000)	—	—	—	(10,000)
Proceeds from sale of interest rate protection agreement	—	4	—	—	—	4
Repayments of capital lease obligations and other debt	—	(1,638)	—	(64)	—	(1,702)
Payment of financing fees	—	(8,918)	—	—	—	(8,918)
Advances to/from subsidiaries	14,440	(13,179)	—	(1,261)	—	—

Net cash provided by/(used in) financing activities	—	9,565	—	(1,325)	—	8,240

NET INCREASE IN CASH	—	612	—	—	—	612
CASH, BEGINNING OF PERIOD	—	1,781	—	—	—	1,781

CASH, END OF PERIOD	$—	$2,393	$—	$—	$—	$2,393

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Closed Circuit Television Systems Disposition

During 2003, the Company sold, installed, and maintained a closed circuit television systems product line. The Company made the decision to focus on this product line in late 2002 and made an investment in sales, administrative, and operational resources to support its growth. Significant resources would have continued to be required to address the ever increasing sophistication and complexity of technology and related product offerings in the CCTV marketplace. In light of the anticipated demands and complexities of this product line, we made a strategic decision to reallocate our capital resources and management efforts to our core products and services and exit the CCTV product line in late 2003. On February 25, 2004, we obtained a Consent and Waiver for the disposition of our CCTV product line from the existing lenders of the Senior Credit Facility and on March 1, 2004, sold the related inventory and recurring customer contracts to a third party for $2.0 million in notes receivable. As of the date of this filing, the purchaser is in default of scheduled payments totaling $1.0 million. Due to the continuing default in payments during the third quarter, the Company determined that the receivable was impaired and recorded a $0.6 million impairment charge to properly reflect the receivable at its estimated fair market value as of September 30, 2004. In addition, the Company and the purchaser are discussing revising the terms of the payment schedule of the notes. In conjunction with the sale, the Company disposed of inventory totaling $0.9 million, accounts receivable of $0.2 million, and other assets and liabilities relating to the CCTV product line of $0.9 million, net. The Company did not record a gain or loss on the original transaction.

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

Recent Developments

On November 9, 2004, the Company amended the following aspects of its Senior Credit Facility: (i) amended financial covenants for the third quarter of 2004 and prospectively to make such covenants less restrictive (ii) revised the maturity dates of the revolver and its $35.0 million term loan facility (“Term Loan B”) to May 2007 and November 2007, respectively, (iii) increased Term Loan B margins to 4.25% in the case of Eurodollar loans and 3.25% in the case of Base Rate Loans (iv) amended the definition of consolidated EBITDA to exclude up to $1.9 million in restructuring charges, and (v) reduced the revolving commitment from $60.0 million to $55.0 million. In connection with this amendment, we expect to incur financing fees of approximately $0.2 million.

During the third quarter we reorganized the Company into five functional areas: Sales, Operations, Administration, Customer Service, and Product and Marketing. Under Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company will continue to report one operating segment. In conjunction with this realignment, effective August 2, 2004, the Company completed the centralization of the administrative function and certain aspects of operations, such as purchasing and scheduling, at the home office. The Company estimates total charges of $1.9 million associated with severance and other termination benefits, relocation costs, duplicate salaries, and facility requirements. In accordance with generally accepted accounting principles (“GAAP”), $0.8 million and $0.9 million were recorded in the quarters ended June 30, 2004 and September 30, 2004, respectively. These charges are included within selling, general, and administrative expenses. We have recently made certain modifications to the reorganization plan to ensure that we can achieve efficiencies in each of the primary functions. Although synergies and cost savings of approximately $1.8 million to $2.5 million are expected on an annualized basis, these modifications and an increase in overtime during this transitional period have delayed the realization of the projected savings.

In August 2004, the Company and Broadcast Music, Inc. (“BMI”) advanced their conversations toward reaching a new five-year music license agreement, culminating in a recent agreement in principle. The Company anticipates that a final license agreement will be executed prior to the end of the fourth quarter of 2004 and that such agreement will result in higher license fees to BMI than we have incurred in the past.

On May 10, 2004, we amended our Senior Credit Facility to include a $35.0 million term loan facility. The proceeds of the term loan were used to repurchase $32.7 million in aggregate outstanding principal amount of the Company’s 13% Senior Discount Notes due 2010 and to pay associated expenses. The Term loan facility ranks pari passu with the Company’s existing revolving loan and will mature on November 21, 2007.

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

MUZAK HOLDINGS LLC

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

Results of Operations

Set forth below are discussions of the results of operations for Muzak Holdings LLC for the quarter and nine months ended September 30, 2004 compared to the quarter and nine months ended September 30, 2003.

Revenues. Revenues were $61.7 million and $181.9 million for the quarter and nine months ended September 30, 2004 and were $59.3 million and $173.6 million for the quarter and nine months ended September 30, 2003, respectively. These increases in revenues represent increases of 4.0% and 4.8% for the quarter and nine months ended September 30, 2004 compared to the 2003 periods. Music and other business services revenue increased $2.4 million, or 5.5% in 2004 as compared to the quarter ended September 30, 2003 and increased 5.9% for the nine month period as compared to 2003. The growth in music and other business services revenue is due to an increase in new client locations at consistent prices, offset by a 10.2% cancellation rate during the nine months ended September 30, 2004. During the twelve months ended September 30, 2004, we added, net of cancellations, 6,500 Audio Architecture, 5,000 Voice, and 500 other locations. The number of new client locations added during the third quarter was negatively impacted by the centralization of the scheduling function and the resulting learning curve for the new employees performing this function. The third quarter and nine month cancellation rate is consistent with the prior year cancellation rate.

Equipment and related services revenue was flat for the quarter ended September 30, 2004 as compared to the 2003 period and up 1.6% on a year on year basis. The flat equipment and labor revenue for the quarter and the marginally higher equipment and labor revenue for the nine months as compared to the prior year was expected due to the sale of our CCTV product line on March 1, 2004. We did not record any equipment and labor revenues from this product line during 2004. As such, the increase of 1.6% is solely from the sale of system related products, such as sound systems, that support our core products as well as non-music related equipment, such as drive-thru systems.

Cost of Revenues. Cost of revenues was $23.8 million and $66.4 million for the quarter and nine months ended September 30, 2004, respectively, and was $20.3 million and $59.2 million for the quarter and nine months ended September 30, 2003, respectively. The increase in cost of revenues was 17.6% and 12.0% for the quarter and nine months ended September 30, 2004 as compared to the 2003 comparable periods. Costs of music and other business services revenue as a percentage of music and other business services revenue was 20.2% and 19.3% for the quarter and nine months ended September 30, 2004 and was 18.6% and 18.4% for the quarter and nine months ended September 30, 2003. In light of the current status with the performing rights societies, the Company increased its reserve for licensing royalties by $0.8 million during the third quarter of 2004. Excluding this increase of $0.8 million in reserves for licensing royalties in the third quarter of 2004, costs of music and other business service revenue as a percentage of music and other business services revenue was 18.6% and 18.7% for the quarter and nine months ended September 30, 2004. The remaining increase of 0.1% or $0.4 million in cost of music revenue is primarily due to an increase in amounts owed to licensing collectives and record companies as a result of more clients opting to receive our service via an on-premise device as well as to an increase in amounts payable for licensing royalties based on a detailed review of the amounts owed to the licensing collectives conducted in late 2003.

MUZAK HOLDINGS LLC

Costs of equipment and related services revenue as a percentage of equipment and related services revenue was 94.2% and 89.8% for the quarter and nine months ended September 30, 2004 and was 78.7% and 81.0% for the quarter and nine months ended September 30, 2003, respectively. The increase in costs as a percentage of revenues for the nine month period is comprised as follows: (i) 2.5% is due to lower new client installations resulting in excess installation labor capacity base (ii) 2.1% is due to equipment sales at lower margins (iii) 3.5% is attributable to higher salaries and related benefits for our technicians and (iv) 0.7% is due to increases in the cost of gasoline. The third quarter degradation as compared to 2003 is largely due to the same factors as for the nine month period. However, the reduction in new client locations due to implementation challenges associated with the centralization of the scheduling function and the learning curve for the new employees performing this function was primarily in the third quarter. The lower equipment margin is due to the sale of the music receiving equipment that we typically provide as part of the music service. Although these sales were at lower profit margins, we secured numerous client locations for our recurring revenue service. In addition, a larger portion of our overall equipment sales was comprised of the sale of drive-thru systems to the quick service restaurant industry during 2004, which carry lower margins than our typical equipment sales. We have approximately 400 technicians, who travel throughout the day to client locations, and therefore gasoline increases have impacted the costs associated with installations and service calls. Lastly, the third quarter and nine months of 2003 include a credit for an insurance receivable of $0.9 million to offset costs incurred to repoint satellite dishes as a result of the Telestar IV satellite failure on September 19, 2003.

Selling, general and administrative expenses. Selling, general, and administrative expenses were $22.1 million and $64.7 million for the quarter and nine months ended September 30, 2004 and were $20.0 million and $60.0 million for the quarter and nine months ended September 30, 2003. Amortization of deferred subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses increased $0.2 million and $1.3 million for the quarter and nine months ended September 30, 2004 as compared to the 2003 periods. This increase is directly related to the increase in music and other business services revenue. The remaining increases of $1.9 million and $3.4 million for the quarter and nine months is due primarily to costs associated with the Company’s reorganization and an impairment of a receivable. Included within selling, general and administrative expenses in the quarter and nine months are $0.9 million and $1.7 million, respectively, of severance and related benefits associated with our centralization efforts. On March 1, 2004, the Company sold the inventory and recurring customer contracts of its CCTV product line to a third party for $2.0 million in notes receivable. Due to the continuing default in payments during the third quarter, the Company determined that the receivable was impaired and recorded a $0.6 million impairment charge in the third quarter of 2004 to properly reflect the receivable as at its estimated fair market value as of September 30, 2004. The remaining increase is due to higher bad debt expense, professional fees, insurance premiums and our investment in sales automation tools. Due to the centralization of all administrative functions and the learning curve of new employees performing the billing and collection functions, we have experienced a 1% increase in bad debt expense as a percentage of revenues in 2004 as compared to 2003. These increases are offset by reductions in sales and administrative workforces during the fourth quarter of 2003 of approximately $2.5 million on an annualized basis.

Depreciation and amortization expenses. Depreciation and amortization expense was $15.2 million and $46.4 million for the quarter and nine months ended September 30, 2004 and was $15.4 million and $47.8 million for the quarter and nine months ended September 30, 2003. The decrease of $0.3 million for the quarter ended September 30, 2004 over the 2003 period is comprised of a $0.7 million increase in depreciation of fixed assets and a $1.0 million decrease in amortization of intangibles. The increase in depreciation is due to capital expenditures relating to new client locations and the decrease in amortization is due to several trademarks and non-compete agreements becoming fully amortized during the period beginning July 2003 through September 2004. The $1.5 million decrease in depreciation and amortization for the nine months ended September 30, 2004 as compared to the 2003 period is comprised of an increase of $0.9 million in depreciation and a $2.4 million decrease in amortization. The $2.4 million decrease in amortization is due to several trademarks and non-compete agreements becoming fully amortized.

Interest expense. Interest expense increased 6.5% and 14.4% for the quarter and nine months ended September 30, 2004 as compared to the 2003 periods. The nine month increase is due to the issuance of our 10% Senior Notes and repayment of our Old Senior Credit Facility in May 2003. The Old Senior Credit Facility bore interest rates at the Company’s choice of LIBOR or the Base Rate plus a margin, based on the Company’s leverage ratio. The third quarter of 2004 increase as compared to the 2003 period is due to higher overall indebtedness. The effective interest rate for the quarter and nine months ended September 30, 2004 was 9.7% and 9.6%, respectively, and was 9.8% and 9.1% for the quarter and nine months ended September 30, 2003, respectively. In May 2004, the Company issued $35.0 million in term loans and used the proceeds to repurchase $32.7 million in aggregate principal amount of the Company’s 13% Senior Discount Notes. The exchange of 13% debt for LIBOR plus 4.25% debt will result in a reduction to interest expense of approximately $2.0 million per annum.

Loss on extinguishment of debt. The $1.7 million loss on extinguishment of debt for the 2004 periods is due to the repurchase of $32.7 million in aggregate principal amount of the Company’s 13% Senior Discount notes at a premium of $1.0

MUZAK HOLDINGS LLC

million and the write off of related deferred financing fees. The $3.7 million loss on extinguishment of debt for the 2003 periods was recorded in connection with the issuance of 10% Senior Notes due 2009 and is comprised of a $5.2 million write off of deferred financing fees related to the then existing Senior Credit Facility, $0.4 million reclassification of other comprehensive loss to earnings, offset by a $1.9 million gain on the repurchase of $18.1 million principal amount of Senior Discount Notes.

Net Loss. Net loss increased 57.3% and 16.6% for the quarter and nine months ended September 30, 2004, respectively, as compared to the 2003 periods due to the reasons cited above.

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

	Three Months Ended
	September 30, 2004	September 30, 2003
Cash flows provided by operating activities	$4,134	$11,820
Interest expense net of amortization	10,254	7,967
Change in working capital	857	(1,772)
Current tax expense	10	55
Change in unearned installation revenue	86	24
Amortization of deferred subscriber acquisition costs	(4,226)	(4,075)
Deferred subscriber acquisition costs	4,643	5,017
Gain on disposal of fixed assets	21	29

EBITDA	$15,779	$19,065

	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows provided by operating activities	$19,712	$23,840
Loss on early extinguishment of debt	(1,663)	(3,694)
Interest expense net of amortization	29,369	21,205
Change in working capital	1,049	5,957
Current tax expense	53	408
Change in unearned installation revenue	161	26
Amortization of deferred subscriber acquisition costs	(12,904)	(11,562)
Deferred subscriber acquisition costs	13,411	14,614
Gain on disposal of fixed assets	88	37

EBITDA	$49,276	$50,831

Our principal sources of funds have historically been cash generated from operations and borrowings under the senior credit facility.

        Cash generated from operations has been negatively impacted by severance and related payments and the effects of the temporary business disruption resulting from our recently completed reorganization. One of the primary reasons for the reorganization was to structure our Company such that we can gain greater efficiencies in how we utilize our resources. We believe the reorganization will result in the employment of best practices, a reduction in operating costs, and greater efficiencies in every functional area. However, due to the relocation of our administrative function and certain aspects of the operations function to the home office in the third quarter, we have experienced transitional challenges in deploying our technicians to client sites and managing our accounts receivable balances. We are working through the challenges and making revisions to processes as necessary. As such, we believe that cash flows from operations will begin to reflect the benefits of the reorganization within the next twelve months. We borrowed $6.0 million and $10.0 million under our revolving credit facility in the quarter and nine months ended September 30, 2004, respectively.

The cash generated from operations was primarily used during the nine months ended September 30, 2004 to make investments relating to new client locations and to make interest payments on our indebtedness. Interest payments have increased as compared to the prior year, due to the senior discount notes becoming fully accreted in March 2004, as well to an overall increase in indebtedness.

MUZAK HOLDINGS LLC

Our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest payments on our indebtedness. The following table summarizes contractual obligations and commitments at September 30, 2004 (in thousands).

	Payments due by Period
	Remaining 3 months 2004	2005	2006	2007	2008	After 2008	Total
Long-term debt	$24	$101	$110	$65,118	$131	$360,751	$426,235
Interest	12,009	40,950	40,942	39,778	36,666	21,707	192,052
Capital lease obligations	804	2,837	1,436	793	31	3	5,904
Operating leases	2,453	8,794	8,050	7,585	7,064	35,607	69,553
Unconditional purchase obligations	3,180	7,611	6,336	6,169	6,102	509	29,907

Total Contractual Cash Obligations	$18,470	$60,293	$56,874	$119,443	$49,994	$418,577	$723,651

The majority of our unconditional purchase obligations relate to a purchase commitment for receivers used in installing new client locations. The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the nine months ended September 30, 2004, our total initial investment in new client locations was $36.0 million, which was comprised of equipment and installation costs attributable to new client locations of $22.6 million and $13.4 million in subscriber acquisition costs (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The subscriber acquisition costs are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term.

We also invest in property and equipment to be used at our headquarters and within our owned operations as well as incur equipment and installation costs relating to conversions from one delivery platform to another delivery platform. Our investment for such investments for the nine months ended September 30, 2004 was approximately $4.8 million, consisting of equipment to replenish the equipment exchange pool relating to our drive-thru systems client locations, equipment and labor costs for conversions, system upgrades, furniture and fixtures, and computers. We used existing receivers for the majority of these conversions, but incurred installation costs and costs associated with procuring satellite dishes.

We currently anticipate that our total initial investment in new client locations during 2004 will be approximately $48.4 million including $30.0 million of equipment and installation costs attributable to new client locations, and $18.4 million in sales commissions relating to new client locations. The Company is focused on reducing the initial investment associated with new client locations through the re-use of equipment and efficiencies gained from vendor consolidation and labor management. In addition, we anticipate our investment in property and equipment to be used at headquarters, equipment for use in the exchange pool for servicing drive-thru systems client locations, and equipment for conversions will be approximately $6.2 million during 2004.

On November 9, 2004, the Company amended its financial covenants and certain other aspects of its Senior Credit Facility. The Company believes that the revised covenant levels provide the Company ample flexibility and liquidity for the next twelve months.

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

MUZAK HOLDINGS LLC

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period ended September 30, 2004, the Company experienced a decline in the fair market values of its debt. As of December 31, 2003, the carrying value and the fair value of the Company’s debt were $411.5 million and $418.0 million, respectively. As of September 30, 2004, the carrying value and the fair value of the Company’s debt were $425.3 million and $365.8 million, respectively. As the majority of the Company’s debt is fixed rate debt, the Company has not experienced a material change in cash flows associated with its debt obligations.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

MUZAK HOLDINGS LLC

PART II—OTHER INFORMATION

ITEM 5. Legal Proceedings.

The Company and BMI have advanced their conversations toward reaching a new five-year music license agreement, culminating in a recent agreement in principle. The Company anticipates that a final license agreement will be executed prior to the end of the fourth quarter of 2004.

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

ITEM 6. Exhibits.

(a)	Exhibits

10.1	First Amendment to the Amended and Restored Credit Agreement dated as of May 10, 2004 among Muzak Holdings LLC, Muzak LLC as Borrower, the lenders from time to time parties thereto, Bear Stearns and Co. Inc. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Lehman Commercial Paper Inc., Fleet National Bank and GECC Capital Markets Groups Inc., as Co-Syndication Agents, General Electric Capital Corporation, as Documentation Agent and Collateral Agent and Bear Stearns Corporate Lending Inc., as Administrative Agent.

31.1	Certification of Chief Executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

MUZAK HOLDINGS LLC MUZAK HOLDINGS FINANCE CORP. MUZAK LLC MUZAK FINANCE CORP

	By:	/S/ Lon E. Otremba
Date: November 15, 2004		Lon E. Otremba Chief Executive Officer (Principal Executive Officer)

	By:	/S/ STEPHEN P. VILLA
Date: November 15, 2004		Stephen P. Villa Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)