Form 10-Q
period 2005-03-31
MUZAK HOLDINGS FINANCE CORP; MUZAK HOLDINGS LLC
filed 2005-05-16
CIK 1085319, 1085320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2005	December 31, 2004 (1)
ASSETS
Current assets:
Cash	$2,826	$421
Accounts receivable, net of allowances of $4,473 and $4,486	26,326	28,293
Inventories	17,509	17,425
Prepaid expenses and other assets	6,570	4,612

Total current assets	53,231	50,751
Property and equipment, net	99,711	100,697
Goodwill	140,805	140,805
Intangible assets, net	89,790	93,207
Deferred subscriber acquisition costs, net	46,322	47,332
Deferred charges and other assets, net	11,997	13,280

Total assets	$441,856	$446,072

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$7,509	$6,162
Accrued expenses	21,902	25,125
Current portion of other liabilities	3,448	3,692
Current maturities of long term debt	103	101
Advance billings	2,202	966

Total current liabilities	35,164	36,046
Long-term debt, net of current portion	437,752	429,236
Other liabilities	8,676	9,083
Commitments and contingencies
Redeemable preferred units	162,332	155,316
Redeemable purchased Class A units	7,788	7,788
Members’ deficit:
Class A units	56,259	63,275
Accumulated deficit	(266,115)	(254,672)

Total members’ deficit	(209,856)	(191,397)

Total liabilities and members’ deficit	$441,856	$446,072

(1)	The year end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
		Restated, Note 3
Net Revenues:
Music and other business services	$46,831	$45,383
Equipment and related services	14,093	14,407

	60,924	59,790
Cost of revenues:
Music and other business services (excluding $10,052 and $10,991 of depreciation and amortization expense).	10,079	8,449
Equipment and related services	13,576	13,384

	23,655	21,833

Selling, general and administrative expenses	23,021	20,990
Depreciation and amortization expense	14,331	15,780

Income (loss) from operations	(83)	1,187
Other income (expense):
Interest expense	(11,400)	(10,606)
Other, net	(12)	3

Loss before income taxes	(11,495)	(9,416)
Income tax benefit	(52)	(23)

Net loss	(11,443)	(9,393)
Preferred return on redeemable preferred units	(7,016)	(5,989)

Net loss attributable to common unit holders	$(18,459)	$(15,382)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
		Restated, Note 3
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,443)	$(9,393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of fixed assets	(44)	(27)
Other non-cash expenses	207	922
Deferred income tax benefit	(89)	(64)
Depreciation and amortization	14,331	15,780
Amortization of senior discount, senior notes, and deferred financing fees	795	2,128
Amortization of deferred subscriber acquisition costs	4,543	3,256
Deferred subscriber acquisition costs	(3,532)	(4,246)
Change in unearned installment income	83	(42)
Change in certain assets and liabilities
Decrease in accounts receivable	2,525	840
Increase in inventory	(84)	(819)
Increase (decrease) in accounts payable	739	(637)
Increase (decrease) in accrued expenses	(3,223)	1,368
Increase in advance billings	1,236	1,459
Other, net	(1,954)	237

Net cash provided by operating activities	4,090	10,762

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property and equipment	(10,124)	(8,877)
Capital expenditures for intangibles	(11)	(452)
Proceeds from sale of fixed assets	44	28

Net cash used in investing activities	(10,091)	(9,301)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in book overdrafts	608	(74)
Borrowings under revolver	8,500	—
Repayments of capital lease obligations and other debt	(702)	(675)
Payment of financing fees	—	(60)

Net cash provided by (used in) financing activities	8,406	(809)

NET INCREASE IN CASH	2,405	652
CASH, BEGINNING OF PERIOD	421	2,284

CASH, END OF PERIOD	$2,826	$2,936

Supplemental information; non-cash activities:

Capital lease obligations	$—	$511

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

MEMBERS’ DEFICIT

(Unaudited)

(In thousands, except for units)

	Class A		Class B		Accumulated Deficit	Total Members’ Deficit
	Units	Dollars	Units	Dollars
Balances, December 31, 2004	125,164	$63,275	14,076	$—	$(254,672)	$(191,397)

Comprehensive Loss:
Net loss					(11,443)	(11,443)
Preferred return on preferred units		(7,016)				(7,016)

Total Comprehensive loss						(18,459)

Balances, March 31, 2005	125,164	$56,259	14,076	$—	$(266,115)	$(209,856)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization

Muzak Holdings LLC (and its subsidiaries (the “Company”)), previously known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of the state of Delaware. The Company provides business music programming to clients through its integrated nationwide network of owned operations and franchises. All of the operating activities are conducted through the Company’s subsidiaries.

As of March 31, 2005, ABRY Partners, LLC and its respective affiliates, collectively own 64.2% of the beneficial interests in the Company’s voting interests.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Muzak Holdings LLC Annual Report on Form 10-K for the year ended December 31, 2004.

The financial statements as of March 31, 2005 and March 31, 2004 and for the quarters then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary of the financial information included herein. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3. Restatement

As disclosed in Notes 2 and 18 to the Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2004, we restated our 2004 quarterly financial results for the following matters: (1) a revenue and accounts receivable cutoff error dating back to the time of the merger of Audio Communications Network and Muzak Limited Partnership in March 1999 and (2) refinement of the accounting methodologies for capitalization of subscriber acquisition costs and labor associated with the installation of equipment provided to subscribers.

The refinement of accounting for subscriber acquisition costs and capitalized labor performed during the 2004 year end closing process resulted in an under statement of subscriber acquisition costs of $1.5 million and an overstatement of capitalized labor of $0.9 million. In addition, the prior year effect of a $1.2 million understatement of subscriber acquisition costs and a $1.6 million overstatement of capitalized labor has been recognized in the restated first quarter of 2004.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present the impact of the restatement described above (in thousands):

	Quarter ended March 31, 2004 (unaudited)
	As previously reported	Adjustments	As restated
Statement of Operations
Net Revenues:
Music and other business services revenue	$45,268	$115	$45,383
Equipment and related services revenue	14,805	(398)	14,407

Cost of Revenues:
Equipment and related services	12,605	779	13,384
Selling, general, and administrative expenses	21,100	(110)	20,990
Depreciation and amortization expense	16,140	(360)	15,780
Net loss	(8,801)	(592)	(9,393)

	Quarter ended March 31, 2004 (unaudited)
	As previously reported	Adjustment	As restated
Statement of Cash Flows
Net loss	$(8,801)	$(592)	$(9,393)
Other non-cash expenses	—	922	922
Depreciation and amortization	16,140	(360)	15,780
Amortization of deferred subscriber acquisition costs	4,546	(1,290)	3,256
Deferred subscriber acquisition costs	(4,478)	232	(4,246)
Change in Accounts receivable	1,041	(201)	840
Change in Inventory	(644)	(175)	(819)
Change in Accounts payable	(1,499)	862	(637)
Change in accrued expenses	1,768	(400)	1,368
Capital expenditures for property and equipment	(9,879)	1,002	(8,877)

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life (years)	March 31, 2005	December 31, 2004
		(unaudited)	(unaudited)
Equipment provided to subscribers	5	$183,724	$179,322
Capitalized installation labor	5	91,660	88,549
Equipment and vehicles	3-7	47,372	46,167
Other	5-30	11,124	10,414

		333,880	324,452
Less accumulated depreciation		(234,169)	(223,755)

		$99,711	$100,697

Included in equipment and other at March 31, 2005 and December 31, 2004 is $17.1 million of equipment under capital leases, gross of accumulated depreciation of $12.7 million and $12.1 million, respectively. Depreciation of property and equipment was $10.9 million and $11.4 million for the quarters ended March 31, 2005 and 2004, respectively.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Intangible Assets

Unamortized intangible assets consist of the following (in thousands):

	March 31, 2005 Carrying Amount	December 31, 2004 Carrying Amount
	(unaudited)	(unaudited)
Goodwill	$140,805	$140,805

Amortized intangible assets consist of the following (in thousands):

	Useful Life (years)	March 31, 2005		December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(unaudited)		(unaudited)
Income producing contracts	12	$153,900	$(75,473)	$153,900	$(72,267)
License agreements	20	5,082	(1,525)	5,082	(1,461)
Trademarks	5	15,255	(15,109)	15,245	(15,091)
Non-compete agreements	3-5	—	—	275	(271)
Other	20	10,831	(3,171)	10,831	(3,036)

		$185,068	$(95,278)	$185,333	$(92,126)

Aggregate amortization expense was $3.4 million and $4.4 million for the quarters ended March 31, 2005 and 2004, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

Fiscal year ending
2005 (remaining nine months)	$10,266
2006	13,664
2007	13,648
2008	13,641
2009	13,628

6. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	March 31, 2005	December 31, 2004
	(Unaudited)	(Unaudited)
Accrued interest	$9,514	$7,563
Accrued compensation and benefits	3,467	2,263
Amounts payable to franchisees	2,546	2,917
Licensing royalties	876	5,034
Accrued legal	1,893	1,435
Other	3,606	5,913

	$21,902	$25,125

Licensing royalties as of December 31, 2004 include amounts owed to Broadcast Music, Inc. (“BMI”) pursuant to the new five year licensing agreement, which was effective July 1, 2004. Although the Company began incurring the higher royalties associated with this new agreement in July 2004, the incremental fees of approximately $1.6 million were not paid until January 2005. In addition, in January 2005, the Company made a payment to the American Society of Composers, Authors, and Publishers (“ASCAP”) for settlement of all open claims for open audit periods prior to January 1, 2005, and as a result, ASCAP no longer has the right to audit royalty payments made by the Company prior to January 1, 2005.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Debt

Debt obligations consist of the following (in thousands):

	March 31, 2005	December 31, 2004
	(Unaudited)	(Unaudited)
Long term debt:
Revolving Loan-Senior credit facility	$42,500	$34,000
Term Loan B- Senior credit facility	35,000	35,000
Senior notes	219,169	219,125
Senior subordinated notes	115,000	115,000
Senior discount notes	24,245	24,245
Other	1,941	1,967

Total debt obligations	437,855	429,337
Less current maturities	(103)	(101)

	$437,752	$429,236

April 2005 Term Loan Facility

On April 15, 2005, the Company refinanced its then existing Senior Credit Facility with a new $105.0 million senior secured term loan facility (“New Senior Credit Facility”). A portion of the proceeds was used to repay the then existing outstanding term and revolving loans, accrued interest and to provide collateral for outstanding letters of credit under the then existing Senior Credit Facility and fees and expenses. The then existing Senior Credit Facility has been terminated.

The New Senior Credit Facility is payable in quarterly installments of 0.25% beginning September 2005 until final maturity on April 15, 2008. The New Senior Credit facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by a first priority security interest in (i) substantially all of our tangible and intangible assets and (ii) the capital stock of our subsidiaries. The non-guarantor subsidiary is minor (as defined by Rule 3-10 of Regulation S-X) and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements. The New Senior Credit Facility contains a senior secured leverage ratio and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. The Company believes it will be in compliance with such covenants for the next twelve months. However, there can be no assurances that the Company will perform as expected as our future performance is subject to various industry based factors.

May 2003 Senior Credit Facility

As of March 31, 2005, the Company had $42.5 million outstanding under its revolver and $2.6 million letters of credit outstanding.

Indebtedness under the revolver bore interest at a per annum rate equal to the Company’s choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 2.00% to 2.75% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two, three, six, nine, or twelve months, as selected by the Company, plus a margin ranging from 3.25% to 4.00%. The margins were subject to adjustment based on changes in the Company’s ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, depreciation and amortization and certain other charges as defined in the agreement) and were 2.75% and 4.00% in the case of Base Rate and LIBOR, respectively as of March 31, 2005. As of March 31, 2005, the average interest rate on the revolver was 6.9%.

Senior Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $220.0 million in principal amount of 10% Senior Notes which mature on February 15, 2009. Interest is payable semi-annually, in arrears, on May 15 and November 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance Corp. and are subordinate to existing and future secured debt and are senior to Muzak LLC’s existing Senior Subordinated Notes. The Senior Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 12). The indenture governing the Senior Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After February 15, 2006, the issuers may redeem all or part of the Senior Notes at a redemption price equal to 105.0% of the principal which redemption price declines to 100% of the principal amount in 2008.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Senior Subordinated Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of the Muzak LLC and Muzak Finance Corp and are subordinated in right of payment to all existing and future Senior Indebtedness of Muzak LLC and Muzak Finance Corp. The indenture governing the Senior Subordinated Notes prohibits Muzak LLC from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by Muzak LLC. The issuers were able to redeem all or part of the Notes as of March 15, 2004. As of March 15, 2005, the issuers may redeem all or part of the Notes at a redemption price equal to 103.292% of the principal which redemption price declines to 100% of the principal amount in 2007.

Senior Discount Notes

The Company together with its wholly owned subsidiary Muzak Holdings Finance Corp. has $24.2 million in principal amount of 13% Senior Discount Notes (the “Senior Discount Notes”) due March 2010. The Senior Discount Notes were fully accreted as of March 15, 2004. From and after March 15, 2004, interest began accruing at a rate of 13% per annum. Interest is payable semi-annually in arrears on each March 15 and September 15 to holders of record of the Senior Discount Notes at the close of business on the immediately preceding March 1 and September 1. Muzak Holdings LLC does not have any operations or assets other than its ownership of Muzak LLC. Accordingly, Muzak Holdings LLC is dependent upon distributions from Muzak LLC in order to pay interest. Muzak LLC’s New Senior Credit Facility, Senior Notes, and Senior Subordinated Notes indentures impose restrictions on its ability to make distributions to Muzak Holdings LLC. The New Senior Credit Facility, the Senior Notes, and Senior Subordinated Notes indentures permit Muzak LLC to make payments and distributions to Muzak Holdings LLC in an amount sufficient to permit Muzak Holdings LLC to make cash interest payments when due, however the senior credit facility requires that certain financial covenant levels be met in order to make such distributions.

Other Debt

Muzak LLC assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, aggregating $1.8 million, bear interest at 9.9% and mature in November 2016. Muzak LLC is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes, which has an outstanding balance of $0.2 million as of March 31, 2005 and bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

Annual Maturities

Annual maturities of long-term debt obligations giving effect to the terms of the April 2005 refinancing are as follows (in thousands):

2005 (remaining nine months)	$602
2006	1,159
2007	1,168
2008	102,506
2009	335,144
Thereafter	25,607

The Annual maturities schedule reflects the issuance of the New Senior Credit Facility and the use of proceeds therefrom and includes the principal amount of the Senior Notes which mature in 2009.

Total interest paid by the Company on all indebtedness was $8.7 million and $6.3 million for the quarters ended March 31, 2005 and 2004, respectively.

Interest Rate Swap

In August 2003, the Company entered into an interest rate swap agreement in which the Company effectively exchanged $220.0 million of fixed rate debt at 10.0% for six month LIBOR plus 7.95%. The swap agreement, entered into to mitigate our interest costs associated with the Senior Notes, covered an eighteen month period ending November 2004. Changes in the fair value of the swap were recorded as an adjustment to interest expense during the quarter ended March 31, 2004, resulting in a $0.7 million reduction to interest expense.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. Liquidity and Management Plans

On April 15, 2005, the Company entered into the New Senior Credit Facility. We currently expect that our primary source of funds will be cash flows from operations and our secondary source to be approximately $21.0 million of net proceeds from our New Senior Credit Facility. Total cash available, as of May 13, 2005 (before giving effect to the interest payment on the 10% Senior Notes) was approximately $30.8 million. Although the Company believes that it will generate positive operating cash flows in fiscal 2005, it expects that a portion of the excess cash resulting from the financing transaction described above will be required to fund its growth in new client locations and debt service for at least the next twelve months.

Overall, the Company’s business plan anticipates reduced growth in new client locations and operational and administrative improvements. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control. Given that the Company no longer has a revolving credit facility, if it required cash in excess of amounts on hand, it may be required, among other things, to incur additional indebtedness, enter into other financing transactions, defer business opportunities, reduce its expenses, or sell assets. The Company’s ability to incur additional indebtedness could be impacted by its credit ratings assigned by Standard & Poor’s Rating Services and Moody’s Investors Service. The Company’s Corporate Credit Rating and Senior Implied Rating from Standard & Poor’s Rating Services and Moody’s Investors Service is CCC+ with a negative outlook and Caa1 with a negative outlook, respectively.

9. Redeemable Preferred Units

The Company was in violation of unit coverage ratio, leverage ratio, and annualized operating cash flow under the Securities Purchase Agreement as of March 31, 2005. The Company has been in default of the unit coverage ratio since June 2003, of leverage ratio since December 31, 2003, and of annualized operating cash flow since June 2004. As a result of the defaults, the preferred units accrue at a preferential return of 17% per annum as long as the default is continuing. The Company is projecting to be out of compliance with the unit coverage ratio (the ratio of consolidated operating cash flow to the sum of consolidated interest expense plus the aggregate Series A preferred return, as more specifically defined in the Securities Purchase Agreement) and leverage ratio for the foreseeable future. As a result of non-compliance with unit coverage ratio and leverage ratio for four consecutive quarters (a Class B and Class A default under the Securities Purchase Agreement, respectively), two of the three preferred unit holders were each entitled to be designated as either a Class B or Class A Director, although neither party has elected to so designate a Class B or Class A Director. As such, the number of Class B Directors and Class A Directors remains unchanged at five and three directors, respectively. The same two preferred unit holders will each be entitled to designate a Class A Director until such time as the Company complies with the leverage ratio. If the Company is still in default of the unit coverage ratio at the time that the Company complies with the leverage coverage ratio, the same two preferred unit holders would each still be entitled to designate a Class B Director. The foregoing defaults do not result in a cross default under the Senior Credit Facility or the indentures governing the Senior Notes, the Senior Subordinated Notes, and the Senior Discount Notes.

10. Muzak Holdings Finance Corp. and Muzak Finance Corp.

Muzak Holdings Finance Corp. and Muzak Finance Corp. had no operating activities during the quarters ended March 31, 2005 and 2004.

11. Commitments and Contingencies

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

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Litigation

The industry-wide agreement between business music providers and ASCAP expired in May 1999. The Company has continued to pay ASCAP royalties at the 1999 rates for all periods through December 31, 2004. During the fourth quarter of 2004, the Company and ASCAP pursued settlement negotiations and advanced their conversations toward reaching a new five-year music license agreement. The culmination of such efforts resulted in an agreement in principle that will result in more favorable license fees. The Company anticipates that a final license agreement will be executed prior to the end of the second quarter of 2005. In the interim, payments are being made in accordance with the agreement in principle and the parties will postpone any further activities in the pending rate court proceeding. In addition, in January 2005, the Company made a payment for settlement of all claims for open audit periods prior to January 1, 2005, and as a result, ASCAP no longer has the right to audit royalty payments made by the Company prior to January 1, 2005. As part of this audit settlement, the interim license rates for all periods prior to January 1, 2005 are considered final and not subject to any retroactive adjustments.

In the quarters ended March 31, 2005 and 2004, the Company incurred expense of $3.7 million and $2.8 million, respectively, in royalties to ASCAP, BMI, SESAC, and various record companies. Although the Company began incurring the incremental royalties associated with the new BMI agreement in July 2004, these incremental fees were not paid until January 2005.

Muzak and CVS Pharmacy, Inc. are co-defendants in a lawsuit filed by DMX Music, Inc. in Los Angeles County Superior Court on July 25, 2003. The case has arisen as a result of a Request for Proposal prepared by CVS Pharmacy, Inc. in 2001 that solicited bids for music programming. Muzak continues to contend that DMX Music, Inc.’s assertions, claims, and allegations against Muzak are without merit and has vigorously contested the same. While a trial date is currently set for July 2005, on May 13, 2005, Muzak and DMX Music, Inc. entered into a settlement and general release agreement that resolves all claims between Muzak and DMX Music, Inc. and requires a $1.0 million payment by Muzak to DMX Music, Inc. The cost of the settlement has been recorded in selling, general and administrative expenses in the first quarter of 2005. The agreement is subject to the approval of the United States Bankruptcy Court currently presiding over DMX Music, Inc.’s Chapter 11 reorganization. Muzak believes that the Bankruptcy Court will approve the settlement terms in June 2005.

Muzak and the Company are co-defendants in a lawsuit filed in the U.S. District Court, Northern District of Illinois, Eastern Division, by Sound of Music, Ltd., a former franchisee of Muzak. Sound of Music, Ltd. is asserting claims against Muzak and the Company for violation of Federal securities laws, breach of contract and common law fraud. The case has arisen as a result of Sound of Music, Ltd.’s sale of substantially all of its MUZAK® related assets to Muzak and the Company in 2001. Sound of Music, Ltd. commenced this lawsuit more than three years after the parties consummated the purchase and sale transaction and now contends that it did not receive the total consideration promised and that the value of certain Class A units of the Company received in consideration for the assets was misrepresented. Sound of Music, Ltd. is seeking damages in excess of $1 million. While it is unable to predict the outcome of this case, the Company contends that Sound of Music, Ltd.’s assertions, claims, and allegations against Muzak and the Company are without merit and is vigorously contesting the same. The Company’s D & O insurer has been put on notice and has confirmed coverage subject to various reservations of rights. While discovery in this case has yet to commence, preliminary motions have been filed.

In March 2004, a jury found against Muzak and another defendant in Bono vs. Muzak LLC et al and awarded the plaintiff approximately $0.4 million in damages for claims of sexual harassment and battery. In March 2005, the Company and Bono entered into a settlement agreement under which Muzak will pay $0.7 million, which includes the amounts awarded for compensatory damages as well as the plaintiff’s legal fees. The Company will pay such settlement during the second and third quarters of 2005.

The Company is subject to various other proceedings in the ordinary course of its business. Management believes that such proceedings are routine in nature and incidental to the conduct of its business, and that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Other Commitments

As of March 31, 2005, the Company has approximately $24.2 million in outstanding capital expenditure commitments covering a four-year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the quarters ended March 31, 2005 and 2004 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Notes and Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Notes and Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Notes and Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes. The subsidiary that does not guarantee the Senior Notes and Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Balance sheets as of March 31, 2005

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$2,826	$—	$—	$—	$2,826
Accounts receivable, net	—	25,680	—	646	—	26,326
Inventories	—	17,509	—	—	—	17,509
Prepaid expenses and other assets	—	6,570	—	—	—	6,570

Total current assets	—	52,585	—	646	—	53,231
Property and equipment, net	—	99,589	—	122	—	99,711
Intangible assets, net	—	208,573	—	22,022	—	230,595
Deposits and other assets, net	423	57,888	6,365	8	(6,365)	58,319
Advances in/due from subsidiary	—	—	—	3,052	(3,052)	—
Investment in Subsidiary	(15,783)	21,089	—	—	(5,306)	—

Total assets	$(15,360)	$439,724	$6,365	$25,850	$(14,723)	$441,856

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$7,315	$—	$194	$—	$7,509
Accrued expenses	131	20,617	8,723	1,154	(8,723)	21,902
Current portion of other liabilities	—	3,448	—	—	—	3,448
Current maturities of long term debt	—	—	—	103	—	103
Advance billings	—	2,202	—	—	—	2,202

Total current liabilities	131	33,582	8,723	1,451	(8,723)	35,164
Long-term debt	24,245	411,669	334,169	1,838	(334,169)	437,752
Other liabilities	—	7,204	—	1,472	—	8,676
Advances in/due from subsidiary	—	3,052	—	—	(3,052)	—
Redeemable Preferred Stock	162,332	—	—	—	—	162,332
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficit/Shareholder equity	(209,856)	(15,783)	(336,527)	21,089	331,221	(209,856)

Total liabilities and members’ deficit	$(15,360)	$439,724	$6,365	$25,850	$(14,723)	$441,856

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2005

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$45,581	$—	$1,250	$—	$46,831
Equipment and related services	—	14,093	—	—	—	14,093

	—	59,674	—	1,250	—	60,924

Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	9,672	—	407	—	10,079
Equipment and related services	—	13,576	—	—	—	13,576

	—	23,248	—	407	—	23,655

Selling, general & administrative	—	22,799	—	222	—	23,021
Management Fee	—	(250)	—	250	—	—
Depreciation & amortization expense	—	13,837	—	494	—	14,331

Income (Loss) from Operations	—	40	—	(123)	—	(83)
Other income (expense)
Interest expense	(815)	(10,538)	(8,339)	(47)	8,339	(11,400)
Other, net	—	(10)	—	(2)	—	(12)
Equity in earnings of subsidiaries**	(10,628)	(120)	—	—	10,748	—

Loss before income taxes	(11,443)	(10,628)	(8,339)	(172)	19,087	(11,495)
Income tax benefit	—	—	—	(52)	—	(52)

Net loss	$(11,443)	$(10,628)	$(8,339)	$(120)	$19,087	$(11,443)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2005

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(759)	$4,373	$—	$476	$—	$4,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	44	—	—	—	44
Capital expenditures (for property, plant & equipment and intangibles)	—	(10,135)	—	—	—	(10,135)

Net cash used in investing activities	—	(10,091)	—	—	—	(10,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	608	—	—	—	608
Borrowings under revolving credit loan	—	8,500	—	—	—	8,500
Repayment of capital lease obligations and other debt	—	(677)	—	(25)	—	(702)
Advances to/from subsidiaries	759	(308)	—	(451)	—	—

Net cash used in financing activities	759	8,123	—	(476)	—	8,406

NET INCREASE IN CASH	—	2,405	—	—	—	2,405
CASH, BEGINNING OF PERIOD	—	421	—	—	—	421

CASH, END OF PERIOD	$—	$2,826	$—	$—	$—	$2,826

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Balance sheets as of December 31, 2004

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$421	$—	$—	$—	$421
Accounts receivable, net	—	27,575	—	718	—	28,293
Inventories	—	17,425	—	—	—	17,425
Prepaid expenses and other assets	—	4,612	—	—	—	4,612

Total current assets	—	50,033	—	718	—	50,751
Property and equipment, net	—	100,457	—	240	—	100,697
Intangible assets, net	—	211,614	—	22,398	—	234,012
Deferred charges and other assets, net	450	60,154	6,819	8	(6,819)	60,612
Advances in/due from subsidiaries	—	—	—	2,665	(2,665)	—
Investment in subsidiary	(3,579)	21,210	—	—	(17,631)	—

Total assets	$(3,129)	$443,468	$6,819	$26,029	$(27,115)	$446,072

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$5,937	$—	$225	$—	$6,162
Accrued expenses	919	23,061	6,062	1,145	(6,062)	25,125
Current portion of other liabilities	—	3,692	—	—	—	3,692
Current maturities of long term debt	—	—	—	101	—	101
Advance billings	—	966	—	—	—	966

Total current liabilities	919	33,656	6,062	1,471	(6,062)	36,046
Long-term debt	24,245	403,128	334,126	1,863	(334,126)	429,236
Other liabilities	—	7,598	—	1,485	—	9,083
Advances in/due from subsidiaries	—	2,665	—	—	(2,665)	—
Redeemable Preferred units	155,316	—	—	—	—	155,316
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficit/Shareholder equity	(191,397)	(3,579)	(333,369)	21,210	315,738	(191,397)

Total liabilities and members’ deficit	$(3,129)	$443,468	$6,819	$26,029	$(27,115)	$446,072

*	Also includes a non-guarantor which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2004

(unaudited) (In thousands) (restated)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$43,995	$—	$1,388	$—	$45,383
Equipment and related services	—	14,407	—	—	—	14,407

	—	58,402	—	1,388	—	59,790
Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	7,970	—	479	—	8,449
Equipment and related services	—	13,384	—	—	—	13,384

	—	21,354	—	479	—	21,833

Selling, general & administrative	—	20,725	—	265	—	20,990
Management Fee	—	(278)	—	278	—	—
Depreciation & amortization expense	—	15,284	—	496	—	15,780

Income (Loss) from Operations	—	1,317	—	(130)	—	1,187
Other income (expense)
Interest expense	(1,825)	(8,731)	(8,339)	(50)	8,339	(10,606)
Other, net	—	5	—	(2)	—	3
Equity in earnings of subsidiary**	(7,568)	(159)	—	—	7,727	—

Loss before income taxes	(9,393)	(7,568)	(8,339)	(182)	16,066	(9,416)
Income tax benefit	—	—	—	(23)	—	(23)

Net loss	$(9,393)	$(7,568)	$(8,339)	$(159)	$16,066	$(9,393)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of regulation S-X
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2004

(unaudited) (In thousands) (restated)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$309	$10,065	$—	$388	$—	$10,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	28	—	—	—	28
Capital expenditures (for property, plant & equipment and intangibles)	—	(9,329)	—	—	—	(9,329)

Net cash used in investing activities	—	(9,301)	—	—	—	(9,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	(74)	—	—	—	(74)
Repayment of capital lease obligations and other debt	—	(652)	—	(23)	—	(675)
Payment of financing fees	—	(60)	—	—	—	(60)
Advances to/from subsidiaries	(309)	674	—	(365)	—	—

Net cash used in financing activities	(309)	(112)	—	(388)	—	(809)

NET INCREASE IN CASH	—	652	—	—	—	652
CASH, BEGINNING OF PERIOD	—	2,284	—	—	—	2,284

CASH, END OF PERIOD	$—	$2,936	$—	$—	$—	$2,936

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. Subsequent Events

Muzak and CVS Pharmacy, Inc. are co-defendants in a lawsuit filed by DMX Music, Inc. in Los Angeles County Superior Court on July 25, 2003. The case has arisen as a result of a Request for Proposal prepared by CVS Pharmacy, Inc. in 2001 that solicited bids for music programming. Muzak continues to contend that DMX Music, Inc.’s assertions, claims, and allegations against Muzak are without merit and has vigorously contested the same. While a trial date is currently set for July 2005, on May 13, 2005, Muzak and DMX Music, Inc. entered into a settlement and general release agreement that resolves all claims between Muzak and DMX Music, Inc. and requires a $1.0 million payment by Muzak to DMX Music, Inc. The cost of the settlement has been recorded in selling, general and administrative expenses in the first quarter of 2005. The agreement is subject to the approval of the United States Bankruptcy Court currently presiding over DMX Music, Inc.’s Chapter 11 reorganization. Muzak believes that the Bankruptcy Court will approve the settlement terms in June 2005.

On April 15, 2005, the Company refinanced its then existing Senior Credit Facility with a new $105.0 million senior secured term loan facility (“New Senior Credit Facility”). A portion of the proceeds were used to repay the existing outstanding term and revolving loans and associated interest and collateralize outstanding letters of credit under the previous Senior Credit facility, and fees and expenses. The revolving commitments were also terminated in connection with this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains statements which, to the extent they are not historical facts (such as when we describe what we “believe,” “expect,” or “anticipate” will occur), constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Safe Harbor Acts”). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts. Forward-looking statements are based on management’s beliefs, assumptions, and expectations of the Company’s future economic performance taking into account information currently available to management.

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-Q include, but are not limited to, industry-based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, as well as factors more specific to the Company such as the substantial leverage and debt service requirements, restrictions imposed by the Company’s debt facilities, including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s history of net losses, the Company’s future capital requirements, the Company’s dependence on license agreements, and risks associated with economic conditions generally. The Registrants do not undertake any obligation to update any such statements unless required by law.

The Company has restated the consolidated statement of income and consolidated statement of cash flows for the quarter ended March 31, 2004 in this Report on Form 10-Q. The Company did not amend its previously filed Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon. Management’s discussion and analysis of financial condition and results of operations reflects the financial statements as restated. See Note 3 to the Condensed Consolidated Financial Statements for a more detailed discussion of this restatement.

Recent Developments

Muzak and CVS Pharmacy, Inc. are co-defendants in a lawsuit filed by DMX Music, Inc. in Los Angeles County Superior Court on July 25, 2003. The case has arisen as a result of a Request for Proposal prepared by CVS Pharmacy, Inc. in 2001 that solicited bids for music programming. Muzak continues to contend that DMX Music, Inc.’s assertions, claims, and allegations against Muzak are without merit and has vigorously contested the same. While a trial date is currently set for July 2005, on May 12, 2005, Muzak and DMX Music, Inc. entered into a settlement and general release agreement that resolves all claims between Muzak and DMX Music, Inc. and requires a $1.0 million payment by Muzak to DMX Music, Inc. The cost of the settlement has been recorded in selling, general and administrative expenses in the first quarter of 2005. The agreement is subject to the approval of the United States Bankruptcy Court currently presiding over DMX Music, Inc.’s Chapter 11 reorganization. Muzak believes that the Bankruptcy court will approve the settlement terms in June 2005.

In April 2005, the Company entered into a new $105.0 million senior secured term loan facility (“New Senior Credit Facility”) payable in quarterly installments of 0.25% beginning September 2005 until final maturity on April 15, 2008. A portion of the proceeds from the New Senior Credit Facility was used to repay in full the outstanding term and revolving loans and associated interest and to collateralize outstanding letters of credit under the Company’s then existing Senior Credit Facility, and to pay related fees and expenses. The then existing Senior Credit Facility has been terminated (See Liquidity and Capital Resources).

On February 2, 2005, David Unger, a member of the Board of Directors resigned his position as director. Mr. Unger’s resignation was received by the Company via electronic mail on February 2, 2005. The circumstances which the Company believes caused the resignation were Mr. Unger’s insistence that the Company establish an audit committee and his belief that the Company was not timely reporting material business developments to the board of directors. As the Company does not have securities listed on a national securities exchange, it is not required to have a separate audit committee. The Company believes that necessary safeguards are in place as its board of directors functions as the audit committee. Further, the Company believes that the board is fully apprised of all material business developments in a timely manner and that it discloses material issues in its filings with the Securities and Exchange Commission in accordance with securities laws and regulations.

On January 20, 2005, the Company received an amended and restated secured promissory note (“revised note”) from the purchaser of the Company’s closed circuit television systems (“CCTV”) product line. The revised note is secured by the inventory and recurring revenue contracts sold to the purchaser on March 1, 2004 as well as by all inventory and recurring revenue contracts acquired by the purchaser subsequent to the sale. The terms of the revised note of $1.9 million require principal payments to commence on March 31, 2005 and are payable quarterly thereafter until the note is paid in full on March 31, 2007. The first principal payment was received by the Company in March 2005. Each quarterly principal payment increases in amount such that payments to be received in 2005, 2006, and 2007 are $0.5 million, $1.1 million, and $0.3 million, respectively. In addition, on

January 20, 2005 the Company received an executed guaranty agreement from a third party of $0.5 million as further security for the note receivable from the purchaser of the CCTV assets. The guaranty will continue in full force and effect until the purchaser’s obligations under the amended and restated promissory note are fully paid, performed, and discharged.

The industry-wide agreement between business music providers and the American Society of Composers, Authors, and Publishers (“ASCAP”) expired in May 1999. The Company has continued to pay ASCAP royalties at the 1999 rates for all periods through December 31, 2004. During the fourth quarter of 2004, the Company and ASCAP pursued settlement negotiations and advanced their conversations toward reaching a new five-year music license agreement. The culmination of such efforts has resulted in a recent agreement in principle that will result in more favorable license fees. The Company anticipates that a final license agreement will be executed prior to the end of the second quarter of 2005. In the interim, payments will be made in accordance with the agreement in principle and the parties will postpone any further activities in the pending rate court proceeding. In addition, in January 2005, the Company made a payment for settlement of all claims for open audit periods prior to January 1, 2005, and as a result, ASCAP no longer has the right to audit royalty payments made by the Company prior to January 1, 2005. As part of this audit settlement, the interim license rates for all periods prior to January 1, 2005 are considered final and not subject to any retroactive adjustments.

General

The Company is the leading provider of business music programming in the United States based on market share. Based on our analysis of available competitor information, we believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming.

Results of Operations

Set forth below are discussions of the results of operations for Muzak Holdings LLC for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.

Net Revenues.    Revenues were $60.9 million and $59.8 million for the quarters ended March 31, 2005 and 2004, respectively, an increase of 1.9%. Music and other business services revenue increased $1.4 million, or 3.2% in 2005 as compared to the quarter ended March 31, 2004. This increase is due to a net increase in the number of client locations at consistent prices, offset by a 10.1% cancellation rate during the twelve months ended March 31, 2005. During the twelve months ended March 31, 2005, we added, net of cancellations, approximately 5,000 Audio Architecture, approximately 4,000 Voice, and approximately 200 other locations.

Equipment and related services revenue decreased 2.2% or $0.3 million in 2005 as compared to the quarter ended March 31, 2004. The slight reduction in equipment and related services revenue in 2005 as compared to 2004 is due to the timing of certain national client roll-outs.

Cost of Revenues.    Cost of revenues was $23.7 million and $21.8 million for the quarters ended March 31, 2005 and 2004, respectively, an increase of 8.3%. Total cost of revenues as a percentage of revenues was 38.8% and 36.5% for the quarters ended March 31, 2005 and 2004, respectively. Costs of music and other business services revenue as a percentage of music and other business services revenue was 21.5% and 18.6% for the quarters ended March 31, 2005 and 2004, respectively. The increase in cost of music revenue is primarily due to incremental royalty expenses of approximately $0.8 million relating to our new licensing agreement with BMI and an increase in amounts owed to licensors as a result of more clients opting to receive our service via an on-premise device. Costs of equipment and related services revenue as a percentage of equipment and related services revenue was 96.3% and 92.9% for the quarters ended March 31, 2005 and 2004, respectively. During the 2004 year end closing process, the Company refined its methodology for the capitalization of labor associated with the installation of equipment provided to subscribers. Due to the immateriality of adjustments relating to periods prior to 2004 to those financial statements, adjustments relating to periods prior to 2004 were made in the first quarter of 2004. The financial statement impact was $1.1 million of expense in the first quarter of 2004. Excluding the adjustment relating to periods prior to 2004, the increase in costs is due to an increase in labor resources necessary to service our recurring revenue base as well as to higher national equipment sales. While the Company’s installation activity in the first quarter of 2005 was consistent with the latter half of 2004 levels, it was 18.9% lower than the first quarter of 2004. Lower installation activity resulted in lower capitalization of labor resources. These national equipment sales consisted of the music receiving equipment that we typically provide as of the music service as well as sound systems. Although these sales were at lower profit margins, we secured numerous client locations for our recurring revenue service.

Selling, general and administrative expenses.    Selling, general, and administrative expenses were $23.0 million and $21.0 million for the quarters ended March 31, 2005 and 2004, respectively, an increase of $2.0 million. As discussed above, during 2004 the Company refined its methodology for the capitalization of certain costs associated with new subscriber locations, including subscriber acquisition costs and capitalized installation labor. As the 2004 adjustments resulted in the application of the revised methodology to the balance of subscriber acquisition costs and capitalized installation labor as of year end, a portion of these adjustments related to years prior to 2004. The portion of the adjustments relating to years prior to 2004 were made in the first quarter of 2004 and resulted in a decrease to amortization of commissions of approximately $1.2 million and an increase to other selling, general, and administrative expenses of $0.7 million. Excluding these adjustments, amortization of commissions and other selling, general, and administrative expenses increased $0.1 million and $1.5 million, respectively, in 2005 as compared to 2004. The increase of $1.5 million, or 7.4%, in other selling, general, and administrative expenses is due to $1.0 million charge relating to the settlement with DMX Music, Inc., $0.6 million increase in professional fees, including legal and accounting expenses, a $1.0 million increase in the selling expenses, including salesforce.com and additional sales and system design support in the field, offset by a reduction in the administrative workforces of approximately $0.9 million and other related expenses of approximately $0.2 million.

Depreciation and amortization expenses.    Depreciation and amortization was $14.3 million and $15.8 million for the quarters ended March 31, 2005 and 2004, respectively, a decrease of 9.2%. Depreciation expense decreased $0.5 million due to certain subscriber investments and other fixed assets becoming fully amortized in 2004. Amortization expense decreased $1.0 million to $3.4 million in 2005 due to several trademarks becoming fully amortized during 2004. In addition, the first quarter of 2004 includes approximately $0.2 million of amortization expense relating to deferred production costs. During the fourth quarter of 2004, the Company recorded an impairment of its deferred production costs and the use of master recordings in the music creation and delivery process has been substantially eliminated.

Interest expense.    Interest expense increased $0.8 million to $11.4 million for the quarter ended March 31, 2005. This increase is due to a reduction of $0.7 million in interest expense in 2004 as a result of the interest rate swap agreement and $0.5 million in revolver interest expense due to a higher overall revolver balance at higher interest rates. This increase is offset by a reduction of approximately $0.4 million due to the repurchase of $32.7 million of 13% Senior Discount Notes in May 2004 with the proceeds from the issuance of a $35.0 million Term Loan B under its then existing Senior Credit Facility. The Term Loan B bore interest at LIBOR plus 4.25%.

Income tax provision.    Income tax benefit was $52 thousand and $23 thousand for the quarters ended March 31, 2005 and 2004, respectively, an increase of 126%. Although the Company is a limited liability company and is treated as a partnership for income tax purposes, the Company has several subsidiaries that are corporations. The income tax benefit relates to these corporate subsidiaries.

Net Loss.    The combined effect of the foregoing resulted in a net loss of $11.4 million for the quarter ended March 31, 2005, compared to a net loss of $9.4 million for the comparable 2004 period.

Liquidity and Capital Resources

The Company evaluates the operating performance of its business using several measures, one of them being EBITDA as defined by our Senior Discount Notes, Senior Subordinated Notes, and Senior Notes indentures (defined as earnings before interest, income taxes (benefits), depreciation, and amortization plus all non-cash items reducing consolidated net income for such period except for any non-cash items that represent accruals of, or reserves for, cash disbursements to be made in any future accounting period, minus all non-cash items increasing consolidated net income for such period) (“EBITDA pursuant to the Notes”). EBITDA pursuant to the Notes is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, net income as a measure of performance, as determined in accordance with generally accepted accounting principles, known as GAAP. However, management believes that EBITDA pursuant to the Notes provides useful information because it is used to determine our ability to incur additional indebtedness. Consolidated Leverage ratios are the measure used to determine our ability to incur additional indebtedness under the indentures.

The following table provides reconciliation from net income to EBITDA pursuant to the Notes.

	Quarter ended March 31, 2005		Quarter Ended March 31, 2004
			(restated)
Net loss	$(11,443)		$(9,393)
Interest Expense	11,400		10,606
Income Tax Benefit	(52)		(23)
Depreciation and amortization	14,331		15,780
Non-cash impairment charges	207		922
EBITDA pursuant to Notes	$14,443		$17,892
Consolidated Leverage Ratio for the Company	7.57	x	5.77	x
Consolidated Leverage Ratio for Muzak	7.15	x	4.98	x

Non-Cash impairment charges reflect the write-off of capitalized installation labor upon client contract terminations. Approximately $0.7 million of the 2004 charge relates to periods prior to 2004. During 2004, the Company revised its methodology for the capitalization of labor associated with the installation of equipment at subscriber locations as well as for the impairment of capitalized installation labor.

Our principal sources of funds have historically been cash generated from operations and borrowings under the senior credit facility. Cash was primarily used during the first quarter of 2005 to make investments in new client locations and to make interest payments on our indebtedness. Cash flows provided by operations were $4.1 million and $10.8 million, cash flows used in investing activities were $10.1 million and $9.3 million, and cash flows provided by (used in) financing activities were $8.4 million and ($0.8 million) in the quarters ended March 31, 2005 and 2004, respectively.

Working capital (including the change in book overdraft) was a net use of $0.2 million in 2005 as compared to a net source of $2.4 million in 2004. Accounts receivable and inventory balances resulted in a source of $2.4 million in the first quarter of 2005 as compared to breakeven in the first quarter of 2004. However, during the first quarter of 2005, the Company made incremental payments covering the period July 1, 2004- December 31, 2004 under its new BMI agreement of approximately $1.6 million. Also, during the first quarter of 2005, the Company made $3.0 million of payments to BMI for the first and second quarters licensing royalties. In addition, the Company made a payment to ASCAP for settlement of all claims for open audit periods prior to January 1, 2005, and as a result, ASCAP no longer has the right to audit royalty payments made by the Company prior to January 1, 2005.

The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the quarter ended March 31, 2005, our total initial investment in new client locations was $11.4 million, which was comprised of equipment and installation costs attributable to new client locations of $7.9 million and $3.5 million in subscriber acquisition costs (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The subscriber acquisition costs are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term of five years.

We also invested $1.4 million in system upgrades, furniture and fixtures, and computers to be used at our headquarters. Approximately $0.7 million of this investment related to the purchase of furniture and computers for the consolidation of the administrative function and certain aspects of operations at the home office. Our investment to replenish the equipment exchange pool relating to our drive-thru systems client locations was $0.8 million during the first quarter of 2005.

Our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest payments on our indebtedness. The following table summarizes contractual obligations and commitments as of May 13, 2005 and reflects the issuance of the New Senior Credit Facility and the use of proceeds therefrom (in thousands).

	Payments due by Period
	Remaining 9 months 2005	2006	2007	2008	2009	After 2009	Total
Long-term debt	$602	$1,159	$1,168	$102,506	$335,144	$25,607	$466,186
Interest	35,490	45,059	44,965	39,057	15,391	2,065	182,027
Capital lease obligations	2,172	1,619	936	31	3	—	4,761
Operating leases	6,711	8,372	7,945	7,402	7,045	34,090	71,565
Unconditional purchase obligations	5,099	6,336	6,169	6,102	509	—	24,215

Total Contractual Cash Obligations	$50,074	$62,545	$61,183	$155,098	$358,092	$61,762	$748,754

We currently expect that our primary source of funds will be cash flows from operations and our secondary source to be approximately $21.0 million of net proceeds from our New Senior Credit Facility. As of April 15, 2005, we had outstanding debt of $80.1 million (including letters of credit of $2.6 million) under our $90.0 million then existing Senior Credit Facility. On April 15, 2005, the Company refinanced its then existing Senior Credit Facility with a $105.0 million term loan. A portion of the proceeds was used to repay the existing outstanding term and revolving loans and associated interest and to collateralize outstanding letters of credit under the then existing Senior Credit facility, and to pay related fees and expenses. Total cash available, after giving effect to this refinancing and to existing cash balances as of May 13, 2005, was approximately $30.8 million. Although the Company believes that it will generate positive operating cash flows in fiscal 2005, it expects that a portion of the excess cash resulting from the financing transaction described above will be required to fund its growth in new client locations and debt service for at least the next twelve months.

The Company’s business plan anticipates reduced growth in new client locations and operational and administrative improvements. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control. Given that the Company no longer has a revolving credit facility, if it required cash in excess of amounts on hand, it may be required, among other things, to incur additional indebtedness, enter into other financing transactions, defer business opportunities, reduce its expenses, or sell assets. The Company’s ability to incur additional indebtedness could be impacted by its credit ratings assigned by Standard & Poor’s rating Services and Moody’s Investors Service, which has recently been updated. The Company’s Corporate Credit Rating and Senior Implied Rating from Standard & Poor’s Rating Service and Moody’s Investors Service is CCC+ with a negative outlook and Caa1 with a negative outlook respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For the period ended March 31, 2005, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

Within 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“Disclosure Controls”), and its internal controls and procedures for financial reporting (“Internal Controls”). This evaluation was done under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our Disclosure Controls and Internal Controls.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized; our assets are safeguarded against unauthorized or improper use; and our transactions are properly recorded and reported, all to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

The Company’s management, included the CEO and CFO, does not expect that the Company’s Disclosure Controls or its Internal Controls will prevent all errors and all fraud. Control systems, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include factors such as judgments in decision-making that can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by individual acts, by collusion of others, or by override by management. The design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Accordingly, because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The CEO and CFO evaluation of our Disclosure Controls and Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, the CEO and CFO sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were undertaken.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2004, management determined that a material weakness existed in our internal control over financial reporting as of December 31, 2004 due to the discovery of errors in our previously filed financial statements. The errors resulted from revenue and accounts receivable cut-off procedures as well as the need to revise the classification to reflect redeemable Class A units outside of members’ deficit on the consolidated balance sheet. In response to the identified weakness, during the first quarter of 2005, we have taken steps to strengthen our internal controls over financial reporting. Among the procedures implemented, are new control procedures which provide for formal reconciliation and review procedures surrounding all financial statement accounts on a monthly basis. Such reconciliations are required to be reviewed and approved by a manager in our accounting department. Additionally, we are reviewing all work orders completed by the end of the period and recording all completed but unbilled equipment revenues to ensure proper cut-off. We believe that our accounting personnel are adequately trained and that we have appropriate staffing levels.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we continue to evaluate our disclosure controls and procedures and internal controls over financial reporting. The Company expects to take further actions during the year to improve internal controls over financial reporting, some of which will likely include:

•	Development of improved monitoring procedures

•	Expanded training of personnel

•	Other procedures and improvements

Except as noted above, there are no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

ITEM 5. Legal Proceedings.

There have been no material developments in legal proceedings involving the Company since those reported in the Company’s Report on Form 10-K for fiscal year ended December 31, 2004.

ITEM 6. Exhibits.

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

MUZAK HOLDINGS LLC MUZAK HOLDINGS FINANCE CORP.

	By:	/s/ Lon E. Otremba
Date: May 16, 2005		Lon E. Otremba Chief Executive Officer (Principal Executive Officer)

	By:	/s/ STEPHEN P. VILLA
Date: May 16, 2005		Stephen P. Villa Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)