Form 10-Q
period 2005-06-30
MUZAK HOLDINGS FINANCE CORP; MUZAK HOLDINGS LLC
filed 2005-08-15
CIK 1085319, 1085320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934)    Yes  ☐    No  ☒

Muzak Holdings Finance Corp. and Muzak Finance Corp. meet the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2005	December 31, 2004(1)
ASSETS
Current assets:
Cash	$22,106	$421
Restricted cash	935	—
Accounts receivable, net of allowances of $3,881 and $4,486	24,191	28,293
Inventories	18,303	17,425
Prepaid expenses and other assets	3,867	4,612

Total current assets	69,402	50,751
Restricted cash	829	—
Property and equipment, net	98,652	100,697
Goodwill	140,805	140,805
Intangible assets, net	86,379	93,207
Deferred subscriber acquisition costs, net	45,524	47,332
Deferred charges and other assets, net	10,494	13,280

Total assets	$452,085	$446,072

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$10,079	$6,162
Accrued expenses	18,684	25,125
Current portion of other liabilities	3,217	3,692
Current maturities of long term debt	1,155	101
Advance billings	1,417	966

Total current liabilities	34,552	36,046
Long-term debt, net of current portion	464,220	429,236
Other liabilities	9,328	9,083
Commitments and contingencies
Redeemable preferred units	169,714	155,316
Redeemable purchased Class A units	7,788	7,788
Members’ deficit:
Class A units	48,877	63,275
Accumulated deficit	(282,394)	(254,672)

Total members’ deficit	(233,517)	(191,397)

Total liabilities and members’ deficit	$452,085	$446,072

(1)	The year end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Quarter Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
		Restated, Note 3		Restated, Note 3
Net Revenues:
Music and other business services	$46,948	$45,832	$93,779	$91,215
Equipment and related services	13,916	14,123	28,009	28,530

	60,864	59,955	121,788	119,745
Cost of revenues:
Music and other business services (excluding $9,620, $10,801, $19,672, and $21,792 of depreciation and amortization expense)	10,388	8,711	20,467	17,160
Equipment and related services	13,450	12,561	27,026	25,945

	23,838	21,272	47,493	43,105

Selling, general and administrative expenses	23,519	21,064	46,540	42,054
Restructuring charges	1,344	694	1,344	694
Depreciation and amortization expense	13,709	14,811	28,040	30,591

Income (loss) from operations	(1,546)	2,114	(1,629)	3,301
Other income (expense):
Interest expense	(12,136)	(11,341)	(23,536)	(21,946)
Loss from extinguishment of debt, net	(2,735)	(1,663)	(2,735)	(1,663)
Other, net	122	(1)	110	2

Loss before income taxes	(16,295)	(10,891)	(27,790)	(20,306)
Income tax benefit	(16)	(51)	(68)	(74)

Net loss	(16,279)	(10,840)	(27,722)	(20,232)
Preferred return on redeemable preferred units	(7,382)	(6,236)	(14,398)	(12,225)

Net loss attributable to common unit holders	$(23,661)	$(17,076)	$(42,120)	$(32,457)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months ended
	June 30, 2005	June 30, 2004
		Restated, Note 3
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,722)	$(20,232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from extinguishment of debt	2,735	1,663
Gain on disposal of fixed assets	(44)	(67)
Capitalized labor impairment charges	729	1,107
Notes receivable impairment charges	1,666
Deferred income tax benefit	(144)	(118)
Depreciation and amortization	28,040	30,591
Amortization of senior discount, senior notes, and deferred financing fees	1,527	2,824
Amortization of deferred subscriber acquisition costs	8,975	7,323
Deferred subscriber acquisition costs	(7,167)	(8,293)
Change in unearned installment income	162	(75)
Change in certain assets and liabilities
Decrease in accounts receivable	4,660	1,136
Increase in inventory	(878)	(3,165)
Increase (decrease) in accounts payable	4,292	(36)
Increase (decrease) in accrued expenses	(6,441)	12
Increase in advance billings	451	1,856
Other, net	528	64

Net cash provided by operating activities	11,369	14,590

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property and equipment	(19,555)	(18,655)
Capital expenditures for intangibles	(24)	(970)
Proceeds from sale of fixed assets	44	66

Net cash used in investing activities	(19,535)	(19,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in book overdrafts	(375)	(57)
Borrowings under revolver	8,500	4,000
Repayment of revolver	(42,500)	—
Repayment of Term Loan B	(35,000)	—
Repurchase of senior discount notes	—	(33,670)
Proceeds from Term Loan	105,000	35,000
Restricted cash deposited to collateralize letters of credit	(1,764)	—
Repayments of capital lease obligations and other debt	(1,419)	(1,341)
Payment of financing fees	(2,591)	(1,032)

Net cash provided by financing activities	29,851	2,900

NET INCREASE (DECREASE) IN CASH	21,685	(2,069)
CASH, BEGINNING OF PERIOD	421	2,284

CASH, END OF PERIOD	$22,106	$215

Supplemental information; non-cash activities:

Capital lease obligations	$317	$1,135

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

MEMBERS’ DEFICIT

(Unaudited)

(In thousands, except for units)

	Class A		Class B		Accumulated Deficit	Total Members’ Deficit
	Units	Dollars	Units	Dollars
Balances, December 31, 2004	125,164	$63,275	14,076	$—	$(254,672)	$(191,397)

Comprehensive Loss:
Net loss					(27,722)	(27,722)
Preferred return on preferred units		(14,398)				(14,398)

Total Comprehensive loss						(42,120)
Repurchase of units			(7)	—

Balances, June 30, 2005	125,164	$48,877	14,069	$—	$(282,394)	$(233,517)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization

Muzak Holdings LLC (and its subsidiaries (the “Company”)), previously known as ACN Holdings, LLC, was formed in September 1998, pursuant to the laws of the state of Delaware. The Company provides business music programming to clients through its integrated nationwide network of owned operations and franchises. All of the operating activities are conducted through the Company’s subsidiaries.

As of June 30, 2005, ABRY Partners, LLC and its respective affiliates, collectively own 64.2% of the beneficial interests in the Company’s voting interests.

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

The financial statements as of June 30, 2005 and June 30, 2004 and for the three and six months then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary of the financial information included herein. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results will differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

The refinement of accounting for subscriber acquisition costs and capitalized labor performed during the 2004 year end closing process resulted in an understatement of subscriber acquisition costs of $1.5 million and an overstatement of capitalized labor of $0.9 million. The prior year effect of a $1.2 million understatement of subscriber acquisition costs and a $1.6 million overstatement of capitalized labor has been recognized in the restated first quarter of 2004.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present the impact of the restatement described above (in thousands):

	Quarter ended June 30, 2004 (unaudited)
	As previously reported	Adjustments	As restated
Statement of Operations
Net Revenues:
Music and other business services revenue	$45,971	$(139)	$45,832
Equipment and related services revenue	14,199	(76)	14,123

Cost of Revenues:
Equipment and related services	12,752	(191)	12,561
Selling, general, and administrative expenses	20,764	300	21,064
Depreciation and amortization expense	15,054	(243)	14,811
Net loss	(10,759)	(81)	(10,840)

	Six Months ended June 30, 2004 (unaudited)
	As previously reported	Adjustments	As restated
Statement of Operations
Net Revenues:
Music and other business services revenue	$91,239	$(24)	$91,215
Equipment and related services revenue	29,004	(474)	28,530

Cost of Revenues:
Equipment and related services	25,357	588	25,945
Selling, general, and administrative expenses	41,864	190	42,054
Depreciation and amortization expense	31,194	(603)	30,591
Net loss	(19,560)	(672)	(20,232)

	Six Months ended June 30, 2004 (unaudited)
	As previously reported	Adjustment	As restated
Statement of Cash Flows
Net loss	$(19,560)	$(672)	$(20,232)
Capitalized labor impairment charges	—	1,107	1,107
Depreciation and amortization	31,194	(603)	30,591
Amortization of deferred subscriber acquisition costs	8,678	(1,355)	7,323
Deferred subscriber acquisition costs	(8,768)	475	(8,293)
Change in accounts receivable	1,050	86	1,136
Change in inventory	(2,971)	(194)	(3,165)
Change in accounts payable	(898)	862	(36)
Change in accrued expenses	705	(693)	12
Capital expenditures for property and equipment	(19,643)	988	(18,655)

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Restructuring Charges

In June 2005, the Company implemented a revised business plan which entailed streamlining the size of its sales force in order to achieve more moderate growth. This revised business plan seeks to reduce the number of annual new client location additions. While there can be no assurance, the Company expects that the associated decrease in capital investments under the revised business plan will enable the Company to generate free cash flow after debt service obligations.

In conjunction with the revised business plan the Company recorded charges of $1,344, comprised of the following components (in thousands):

Q2 2005
Employee severance	$589
Lease impairment costs	755

Total restructuring charges	$1,344

Following is a summary of the accrued liability for the restructuring charges:

	Employee Severance	Lease Impairment Costs	Total
Initial Charges	$589	$755	$1,344
Cash payments	—	—	—

Accrued liability as of June 30, 2005	$589	$755	$1,344

Employee severance-related costs include the elimination of certain sales, sales support, and operations employees. The reduction in workforce represented an approximate 9% reduction in the Company’s overall workforce. Lease impairment costs relate to certain field office facilities in which the Company has excess office space. The charge reflects the present value of costs that will continue to be incurred under lease contracts without economic benefit due to the excess office space, offset by assumed sublease rental income of approximately $1.1 million.

The Company expects to pay the majority of the severance costs in the third quarter of 2005 and will pay the charges relating to field office leases over the remaining terms of the leases.

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life (years)	June 30, 2005	December 31, 2004
		(unaudited)	(unaudited)
Equipment provided to subscribers	5	$187,999	$179,322
Capitalized installation labor	5	94,228	88,549
Equipment and vehicles	3-7	48,946	46,167
Other	5-30	11,205	10,414

		342,378	324,452
Less accumulated depreciation		(243,726)	(223,755)

		$98,652	$100,697

Included in equipment and other at June 30, 2005 and December 31, 2004 is $17.4 million and $17.1 million, respectively, of equipment under capital leases, exclusive of accumulated depreciation of $13.2 million and $12.1 million, respectively. Depreciation of property and equipment was $10.3 million and $21.2 million for the quarter and six months ended June 30, 2005, respectively. Depreciation of property and equipment was $11.1 million and $22.5 million for the quarter and six months ended June 30, 2004, respectively.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Intangible Assets

Unamortized intangible assets consist of the following (in thousands):

	June 30, 2005 Carrying Amount	December 31, 2004 Carrying Amount
	(unaudited)	(unaudited)
Goodwill	$140,805	$140,805

Amortized intangible assets consist of the following (in thousands):

	Useful Life (years)	June 30, 2005		December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(unaudited)		(unaudited)
Income producing contracts	12	$153,900	$(78,680)	$153,900	$(72,267)
License agreements	20	5,082	(1,588)	5,082	(1,461)
Trademarks	5	15,268	(15,127)	15,245	(15,091)
Non-compete agreements	3-5	—	—	275	(271)
Other	20	10,831	(3,307)	10,831	(3,036)

		$185,081	$(98,702)	$185,333	(92,126)

Aggregate amortization expense was $3.4 million and $6.8 million for the quarter and six months ended June 30, 2005, respectively. Aggregate amortization expense was $3.7 million and $8.1 million for the quarter and six months ended June 30, 2004, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

Fiscal year ending
2005 (remaining six months)	$6,844
2006	13,667
2007	13,651
2008	13,643
2009	13,631

7. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	June 30, 2005	December 31, 2004
	(Unaudited)	(Unaudited)
Accrued interest	$8,475	$7,563
Accrued compensation and benefits	2,044	2,263
Amounts payable to franchisees	2,211	2,917
Licensing royalties	1,482	5,034
Accrued legal	161	1,435
Restructuring	589	—
Sales, property, and income tax payable	2,014	1,939
Other	1,708	3,974

	$18,684	$25,125

Licensing royalties as of December 31, 2004 include amounts owed to Broadcast Music, Inc. (“BMI”) pursuant to the new five year licensing agreement, which was effective July 1, 2004. Although the Company began incurring the higher

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

8. Debt

Debt obligations consist of the following (in thousands):

	June 30, 2005	December 31, 2004
	(Unaudited)	(Unaudited)
Long term debt:
Revolving Loan-Senior credit facility	$—	$34,000
Term Loan B- Senior credit facility	—	35,000
Term Loan- Senior credit facility	105,000	—
Senior notes	219,214	219,125
Senior subordinated notes	115,000	115,000
Senior discount notes	24,245	24,245
Other	1,916	1,967

Total debt obligations	465,375	429,337
Less current maturities	(1,155)	(101)

	$464,220	$429,236

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

The New Senior Credit Facility is payable in quarterly installments of 0.25% beginning September 2005 until final maturity on April 15, 2008. The New Senior Credit facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by a first priority security interest in (i) substantially all of the Company’s tangible and intangible assets and (ii) the capital stock of the Company’s subsidiaries. The non-guarantor subsidiary is minor (as defined by Rule 3-10 of Regulation S-X) and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements. The New Senior Credit Facility contains a senior secured leverage ratio and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. The Company was in compliance with these covenants as of June 30, 2005 and believes it will be in compliance with such covenants for the next twelve months. However, there can be no assurances that the Company will perform as expected as our future performance is subject to various industry based factors.

Indebtedness under the term loan bears interest at a per annum rate equal to the Company’s choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin of 3.75% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two or three months, as selected by the Company, plus a margin of 4.75%. As of June 30, 2005, the interest rate on the term loan was 7.94%.

Letters of Credit

As the Company no longer has a revolving credit facility, the Company was required to cash collateralize outstanding letters of credit on April 15, 2005. The letters of credit serve as collateral for various bonds, ranging from performance contingencies to wage and fringe benefit bonds. The Company has classified the cash used to collateralize these letters of credit as either current or non-current restricted cash on the balance sheet, depending on the expected longevity of the underlying bonds.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Senior Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $220.0 million in principal amount of 10% Senior Notes which mature on February 15, 2009. Interest is payable semi-annually, in arrears, on May 15 and November 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance Corp. and are subordinate to existing and future secured debt and are senior to Muzak LLC’s existing Senior Subordinated Notes. The Senior Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 12). The indenture governing the Senior Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments, as defined) unless certain conditions are met by the Company. After February 15, 2006, the issuers may redeem all or part of the Senior Notes at a redemption price equal to 105.0% of the principal which redemption price declines to 100% of the principal amount in 2008.

Senior Subordinated Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of the Muzak LLC and Muzak Finance Corp and are subordinated in right of payment to all existing and future Senior Indebtedness of Muzak LLC and Muzak Finance Corp. The indenture governing the Senior Subordinated Notes prohibits Muzak LLC from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments, as defined) unless certain conditions are met by Muzak LLC. The issuers were able to redeem all or part of the Notes as of March 15, 2004. As of March 15, 2005, the issuers may redeem all or part of the Notes at a redemption price equal to 103.292% of the principal which redemption price declines to 100% of the principal amount in 2007.

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

Other Debt

Muzak LLC assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, aggregating $1.8 million, bear interest at 9.9% and mature in November 2016. Muzak LLC is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes, which has an outstanding balance of $0.2 million as of June 30, 2005 and bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2005 (remaining six months)	$576
2006	1,160
2007	1,168
2008	102,506
2009	335,144
Thereafter	25,607

The Annual maturities schedule includes the principal amount of the Senior Notes which mature in 2009.

Total interest paid by the Company on all indebtedness was $12.4 million and $21.1 million for the quarter and six months ended June 30, 2005, respectively. Total interest paid by the Company on all indebtedness was $12.2 million and $18.5 million for the quarter and six months ended June 30, 2004, respectively.

Interest Rate Swap

In August 2003, the Company entered into an interest rate swap agreement in which the Company effectively exchanged $220.0 million of fixed rate debt at 10.0% for six month LIBOR plus 7.95%. The swap agreement, entered into to mitigate our interest costs associated with the Senior Notes, covered an eighteen month period ending November 2004. Changes in the fair value of the swap were recorded as an adjustment to interest expense during the quarter and six months ended June 30, 2004, resulting in a $0.3 million increase and a $0.4 million reduction, respectively, to interest expense.

9. Liquidity and Management Plans

On April 15, 2005, the Company entered into the New Senior Credit Facility. We currently expect that our primary source of funds will be cash flows from operations and our secondary source to be approximately $21.0 million of net proceeds from our New Senior Credit Facility. Total cash, including restricted cash of $2.1 million, was approximately $23.1 million as of August 11, 2005.

On June 24, 2005, the Company implemented a revised business plan in order to achieve more moderate growth levels. This revised business plan reduces the number of annual new client location additions. While there can be no assurance, the Company expects the associated decrease in capital investments will enable the Company to generate free cash flow after debt service obligations. In addition, the revised business plan provides a platform to accelerate current and future process improvement initiatives. Following installation of the current backlog of new client locations, the Company expects to reduce its annual capital investment in new client locations by approximately $14.0 million. Although the Company believes that it will generate positive cash flows from operations in fiscal 2005, it expects that a portion of the excess cash resulting from the financing transaction described above will be required to fund its growth in new client locations and debt service for the remainder of 2005.

Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control. Our future performance will also be impacted by severance payments relating to the revised business plan as well as the departure of our former Chief Executive Officer, Lon Otremba. In addition, our future performance will be impacted by our agreement with FTI Palladium Partners, a division of FTI Consulting, Inc. Given that the Company no longer has a revolving credit facility, if it required cash in excess of amounts on hand, it may be required, among other things, to incur additional indebtedness, enter into other financing transactions, defer business opportunities, reduce its expenses, or sell assets. The Company’s ability to incur additional indebtedness could be impacted by its credit ratings assigned by Standard & Poor’s Rating Services and Moody’s Investors Service.

10. Redeemable Preferred Units

The Company was in violation of unit coverage ratio, leverage ratio, and annualized operating cash flow under the Securities Purchase Agreement as of June 30, 2005. The Company has been in default of the unit coverage ratio since June 2003, of leverage ratio since December 31, 2003, and of annualized operating cash flow since June 2004. As a result of the defaults, the preferred units accrue at a preferential return of 17% per annum as long as the default is continuing. The Company is projecting to be out of compliance with the unit coverage ratio (the ratio of consolidated operating cash flow to

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the sum of consolidated interest expense plus the aggregate Series A preferred return, as more specifically defined in the Securities Purchase Agreement) and leverage ratio for the foreseeable future. As a result of non-compliance with unit coverage ratio and leverage ratio for four consecutive quarters (a Class B and Class A default under the Securities Purchase Agreement, respectively), two of the three preferred unit holders were each entitled to be designated as either a Class B or Class A Director, although neither party has elected to so designate a Class B or Class A Director. As such, the number of Class B Directors and Class A Directors remains unchanged at five and three directors, respectively. The same two preferred unit holders will each be entitled to designate a Class A Director until such time as the Company complies with the leverage ratio. If the Company is still in default of the unit coverage ratio at the time that the Company complies with the leverage coverage ratio, the same two preferred unit holders would each still be entitled to designate a Class B Director. The foregoing defaults do not result in a cross default under the Senior Credit Facility or the indentures governing the Senior Notes, the Senior Subordinated Notes, and the Senior Discount Notes.

11. Muzak Holdings Finance Corp. and Muzak Finance Corp.

Muzak Holdings Finance Corp. and Muzak Finance Corp. had no operating activities during the quarters and six months ended June 30, 2005 and 2004.

12. Commitments and Contingencies

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

Litigation

The industry-wide agreement between business music providers and ASCAP expired in May 1999. The Company has continued to pay ASCAP royalties at the 1999 rates for all periods through December 31, 2004. During the fourth quarter of 2004, the Company and ASCAP pursued settlement negotiations and advanced their conversations toward reaching a new five-year music license agreement. The culmination of such efforts resulted in the execution in January 2005 of an agreement in principle that will result in more favorable license fees. The Company anticipates that a final license agreement will be executed prior to the end of the third quarter of 2005. In the interim, payments are being made in accordance with the agreement in principle and the parties have postponed any further activities in the pending rate court proceeding. In addition, in January 2005, the Company made a payment for settlement of all claims for open audit periods prior to January 1, 2005, and as a result, ASCAP no longer has the right to audit royalty payments made by the Company prior to January 1, 2005. As part of this audit settlement, the interim license rates for all periods prior to January 1, 2005 are considered final and not subject to any retroactive adjustments.

In the quarter and six months ended June 30, 2005, the Company incurred expenses of $3.8 million and $7.5 million, respectively, in royalties to ASCAP, BMI, SESAC, and various record companies. In the quarter and six months ended June 30, 2004, the Company incurred expense of $3.1 million and $5.9 million, respectively, in royalties to ASCAP, BMI, SESAC, and various record companies. Although the Company began incurring the incremental royalties associated with the new BMI agreement in July 2004, these incremental fees were not paid until January 2005.

Muzak and CVS Pharmacy, Inc. were co-defendants in a lawsuit filed by DMX Music, Inc. in Los Angeles County Superior Court on July 25, 2003. The case arose as a result of a Request for Proposal prepared by CVS Pharmacy, Inc. in 2001 that solicited bids for music programming. Muzak and DMX Music, Inc. entered into a settlement and general release agreement that resolved all claims between Muzak and DMX Music, Inc. and required a $1.0 million payment by Muzak to DMX Music, Inc. The cost of the settlement was recorded in selling, general and administrative expenses in the first quarter of 2005. The United States Bankruptcy Court currently presiding over DMX Music, Inc.’s Chapter 11 reorganization approved the settlement terms and the $1.0 million payment was made in June 2005.

Muzak and the Company are co-defendants in a lawsuit filed in the U.S. District Court, Northern District of Illinois, Eastern Division, by Sound of Music, Ltd., a former franchisee of Muzak. Sound of Music, Ltd. is asserting claims against

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Muzak and the Company for violation of Federal securities laws, breach of contract and common law fraud. The case has arisen as a result of Sound of Music, Ltd.’s sale of substantially all of its MUZAK® related assets to Muzak and the Company in 2001. Sound of Music, Ltd. commenced this lawsuit more than three years after the parties consummated the purchase and sale transaction and now contends that it did not receive the total consideration promised and that the value of certain Class A units of the Company received in consideration for the assets was misrepresented. Sound of Music, Ltd. is seeking damages in excess of $1 million. While it is unable to predict the outcome of this case, the Company contends that Sound of Music, Ltd.’s assertions, claims, and allegations against Muzak and the Company are without merit and is vigorously contesting the same. The Company’s Directors and Officer’s liability insurer has been put on notice and has confirmed coverage subject to various reservations of rights. While discovery in this case has yet to commence, preliminary motions have been filed.

In March 2004, a jury found against Muzak and another defendant in Bono vs. Muzak LLC et al and awarded the plaintiff approximately $0.4 million in damages for claims of sexual harassment and battery. In March 2005, the Company and Bono entered into a settlement agreement under which Muzak paid $0.7 million, which includes the amounts awarded for compensatory damages as well as the plaintiff’s legal fees. The Company paid such settlement during the second and third quarters of 2005.

The Company is subject to various other proceedings in the ordinary course of its business. Management believes that such proceedings are routine in nature and incidental to the conduct of its business, and that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Other Commitments

As of June 30, 2005, the Company has approximately $22.3 million in outstanding capital expenditure commitments covering a four-year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

13. Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the quarters and six months ended June 30, 2005 and 2004 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Notes and Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Notes and Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Notes and Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes. The subsidiary that does not guarantee the Senior Notes and Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Balance sheets as of June 30, 2005

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Coissuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$22,106	$—	$—	$—	$22,106
Restricted cash	—	935	—	—	—	935
Accounts receivable, net	—	23,587	—	604	—	24,191
Inventories	—	18,303	—	—	—	18,303
Prepaid expenses and other assets	—	3,867	—	—	—	3,867

Total current assets	—	68,798	—	604	—	69,402
Restricted cash	—	829	—	—	—	829
Property and equipment, net	—	98,544	—	108	—	98,652
Intangible assets, net	—	205,538	—	21,646	—	227,184
Deposits and other assets, net	396	55,615	5,987	7	(5,987)	56,018
Advance in/due from subsidiary	—	1,575	—	3,381	(4,956)	—
Investment in Subsidiary	(29,671)	21,028	—	—	8,643	—

Total assets	$(29,275)	$451,927	$5,987	$25,746	$(2,300)	$452,085

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$9,916	$—	$163	$—	$10,079
Accrued expenses	920	16,595	6,062	1,169	(6,062)	18,684
Current portion of other liabilities	—	3,217	—	—	—	3,217
Current maturities of long term debt	—	1,050	—	105	—	1,155
Advance billings	—	1,417	—	—	—	1,417

Total current liabilities	920	32,195	6,062	1,437	(6,062)	34,552
Long-term debt	24,245	438,164	334,214	1,811	(334,214)	464,220
Other liabilities	—	7,858	—	1,470	—	9,328
Advance in/due from subsidiary	1,575	3,381	16,678	—	(21,634)	—
Redeemable Preferred Stock	169,714	—	—	—	—	169,714
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ interest/Shareholders equity	(233,517)	(29,671)	(350,967)	21,028	359,610	(233,517)

Total liabilities and members’ equity	$(29,275)	$451,927	$5,987	$25,746	$(2,300)	$452,085

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Operations for the Three Months Ended June 30, 2005

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$45,735	$—	$1,213	$—	$46,948
Equipment and related services	—	13,916	—	—	—	13,916

	—	59,651	—	1,213	—	60,864
Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	9,993	—	395	—	10,388
Equipment and related services	—	13,450	—	—	—	13,450

	—	23,443	—	395	—	23,838

Selling, general & administrative	—	23,519	—	215	—	23,734
Restructuring charges	—	1,344	—	—	—	1,344
Impairment of Def. prod. Costs	—	—	—	—	—	—
Management Fee	—	(243)	—	243	—	—
Depreciation & amortization expense	—	13,319	—	390	—	13,709

Loss from operations	—	(1,516)	—	(30)	—	(1,546)
Other income (expense)
Interest expense	(815)	(11,274)	(8,800)	(47)	8,800	(12,136)
Other, net	—	124	—	(2)	—	122
Extraordinary Loss	—	(2,735)	—	—	—	(2,735)
Equity in earnings of subsidiaries**	(15,464)	(63)	—	—	15,527	—

Loss before income taxes	(16,279)	(15,464)	(8,800)	(79)	24,327	(16,295)
Income tax benefit	—	—	—	(16)	—	(16)

Net loss	$(16,279)	$(15,464)	$(8,800)	$(63)	$24,327	$(16,279)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2005

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$91,316	$—	$2,463	$—	$93,779
Equipment and related services	—	28,009	—	—	—	28,009

	—	119,325	—	2,463	—	121,788

Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	19,664	—	803	—	20,467
Equipment and related services	—	27,026	—	—	—	27,026

	—	46,690	—	803	—	47,493

Selling, general & administrative	—	46,104	—	436	—	46,540
Restructuring charges	—	1,344	—	—	—	1,344
Impairment of Def. prod. Costs	—	—	—	—	—	—
Management Fee	—	(493)	—	493	—	—
Depreciation & amortization expense	—	27,156	—	884	—	28,040

Loss from Operations	—	(1,476)	—	(153)	—	(1,629)
Other income (expense)
Interest expense	(1,630)	(21,812)	(17,598)	(94)	17,598	(23,536)
Other, net	—	113	—	(3)	—	110
Extraordinary Loss	—	(2,735)	—	—	—	(2,735)
Equity in earnings of subsidiaries**	(26,092)	(182)	—	—	26,274	—

Loss before income taxes	(27,722)	(26,092)	(17,598)	(250)	43,872	(27,790)
Income tax benefit	—	—	—	(68)	—	(68)

Net loss	$(27,722)	$(26,092)	$(17,598)	$(182)	$43,872	$(27,722)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2005

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$57	$11,137	$—	$175	$—	$11,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	44	—	—	—	44
Capital expenditures (for property, plant & equipment and intangibles)	—	(19,579)	—	—	—	(19,579)

Net cash used in investing activities	—	(19,535)	—	—	—	(19,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	(375)	—	—	—	(375)
Proceeds from Senior note offering	—	—	—	—	—	—
Paydown of Senior Credit Facility	—	—	—	—	—	—
Paydown of Senior discount notes	—	—	—	—	—	—
Repayments under revolving credit loan	—	(42,500)	—	—	—	(42,500)
Borrowings under revolving credit loan	—	8,500	—	—	—	8,500
Repayment of Term Loan B	—	(35,000)	—	—	—	(35,000)
Borrowing under new revolving credit loan	—	—	—	—	—	—
Collateralize letter of credit	—	(1,764)	—	—	—	(1,764)
Proceeds from Term Loan	—	105,000	—	—	—	105,000
Repayments of capital lease obligations and other debt	—	(1,369)	—	(50)	—	(1,419)
Payment of financing fees	—	(2,591)	—	—	—	(2,591)
Advances to/from subsidiaries	(57)	182	—	(125)	—	—

Net cash provided/(used) in financing activities	(57)	30,083	—	(175)	—	29,851

NET INCREASE IN CASH	—	21,685	—	—	—	21,685
CASH, BEGINNING OF PERIOD	—	421	—	—	—	421

CASH, END OF PERIOD	$—	$22,106	$—	$—	$—	$22,106

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

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

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Operations for the Three Months Ended June 30, 2004

(unaudited) (In thousands)(restated)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$44,463	$—	$1,369	$—	$45,832
Equipment and related services	—	14,123	—	—	—	14,123

	—	58,586	—	1,369	—	59,955

Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	8,234	—	477	—	8,711
Equipment and related services	—	12,561	—	—	—	12,561

	—	20,795	—	477	—	21,272

Selling, general & administrative	—	20,876	—	188	—	21,064
Restructuring charges	—	694	—	—	—	694
Management Fee	—	(273)	—	273	—	—
Depreciation & amortization expense	—	14,317	—	494	—	14,811

Income (Loss) from Operations	—	2,177	—	(63)	—	2,114
Other income (expense)
Interest expense	(1,305)	(9,967)	(8,339)	(69)	8,339	(11,341)
Other, net	—	1	—	(2)	—	(1)
Extraordinary Loss	(1,663)	—	—	—	—	(1,663)
Equity in earnings of subsidiaries**	(7,872)	(83)	—	—	7,955	—

Loss before income taxes	(10,840)	(7,872)	(8,339)	(134)	16,294	(10,891)
Income tax benefit	—	—	—	(51)	—	(51)

Net loss	$(10,840)	$(7,872)	$(8,339)	$(83)	$16,294	$(10,840)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2004

(unaudited) (In thousands)(restated)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$88,458	$—	$2,757	$—	$91,215
Equipment and related services	—	28,530	—	—	—	28,530

	—	116,988	—	2,757	—	119,745

Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	16,204	—	956	—	17,160
Equipment and related services	—	25,945	—	—	—	25,945

	—	42,149	—	956	—	43,105

Selling, general & administrative	—	41,600	—	454	—	42,054
Restructuring charges	—	694	—	—	—	694
Management Fee	—	(551)	—	551	—	—
Depreciation & amortization expense	—	29,601	—	990	—	30,591

Loss from Operations	—	3,495	—	(194)	—	3,301
Other income (expense)
Interest expense	(3,130)	(18,697)	(16,678)	(119)	16,678	(21,946)
Other, net	—	6	—	(4)	—	2
Extraordinary Loss	(1,663)	—	—	—	—	(1,663)
Equity in earnings of subsidiaries**	(15,439)	(243)	—	—	15,682	—

Loss before income taxes	(20,232)	(15,439)	(16,678)	(317)	32,360	(20,306)
Income tax benefit	—	—	—	(74)	—	(74)

Net loss	$(20,232)	$(15,439)	$(16,678)	$(243)	$32,360	$(20,232)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2004

(unaudited) (In thousands)(restated)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(651)	$14,343	$—	$898	$—	$14,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	66	—	—	—	66
Capital expenditures (for property, plant & equipment and intangibles)	—	(19,625)	—	—	—	(19,625)

Net cash used in investing activities	—	(19,559)	—	—	—	(19,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	(57)	—	—	—	(57)
Paydown of Senior discount notes	(33,670)	—	—	—	—	(33,670)
Borrowings under revolving credit loan	—	4,000	—	—	—	4,000
Proceeds from Term Loan B	—	35,000	—	—	—	35,000
Repayments of capital lease obligations and other debt	—	(1,295)	—	(46)	—	(1,341)
Payment of financing fees	—	(1,032)	—	—	—	(1,032)
Advances to/from subsidiaries	34,321	(33,469)	—	(852)	—	—

Net cash provided/(used) in financing activities	651	3,147	—	(898)	—	2,900

NET DECREASE IN CASH	—	(2,069)	—	—	—	(2,069)
CASH, BEGINNING OF PERIOD	—	2,284	—	—	—	2,284

CASH, END OF PERIOD	$—	$215	$—	$—	$—	$215

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

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

The Company has restated the consolidated statement of income and consolidated statement of cash flows for the quarter and six months ended June 30, 2004 in this Report on Form 10-Q. The Company did not amend its previously filed Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon. Management’s discussion and analysis of financial condition and results of operations reflects the financial statements as restated. See Note 3 to the Condensed Consolidated Financial Statements for a more detailed discussion of this restatement.

Recent Developments

Greg Rayburn became Muzak’s Chief Executive Officer on July 12, 2005, replacing Lon Otremba who resigned to pursue other business interests. Mr. Otremba’s severance of $0.4 million will be recorded in the third quarter of 2005. Mr. Rayburn, 46 years of age, is the Senior Managing Director and Practice Leader of FTI Palladium Partners, a division of FTI Consulting, Inc (“FTI”). He joins Muzak through an agreement between the Company and FTI. Prior to joining FTI in December 2003, Mr. Rayburn spent three years as a Principal with AlixPartners, a strategic consulting organization.

On June 24, 2005, the Company implemented a revised business plan in order to achieve more moderate growth levels, thereby reducing the number of annual new client location additions. While there can be no assurance, the Company expects that the associated decrease in capital investments under the revised business plan will enable the Company to generate free cash flow after debt service obligations. The Company is currently evaluating its purchase commitment for receivers and the potential need for discussions with its supplier, in light of the revised business plan. The Company does not believe it will record a loss with respect to the purchase commitment. In addition, the revised business plan provides a platform to accelerate current and future process improvement initiatives. In conjunction with the revised business plan, the Company recorded restructuring charges of $1.3 million in the second quarter of 2005. The Company expects annualized selling, general, and administrative workforce reduction savings of approximately $4.0 million and the associated cash severance costs to be approximately $0.6 million. Following installation of the current backlog of new client locations, the Company expects to reduce its annual capital investment in new client locations by approximately $14.0 million.

During the second quarter of 2005 the Company recorded $1.7 million of charges relating to provisions for uncollective note receivable balances. The charges relate to various notes, including our note receivable from the purchaser of the Company’s closed circuit television systems product line. The Company will vigorously pursue collection of all notes receivable balances through all available alternatives.

Muzak and CVS Pharmacy, Inc. were co-defendants in a lawsuit filed by DMX Music, Inc. in Los Angeles County Superior Court on July 25, 2003. The case arose as a result of a Request for Proposal prepared by CVS Pharmacy, Inc. in 2001 that solicited bids for music programming. Muzak and DMX Music, Inc. entered into a settlement and general release agreement that resolves all claims between Muzak and DMX Music, Inc. and required a $1.0 million payment by Muzak to DMX Music, Inc. The cost of the settlement was recorded in selling, general and administrative expenses in the first quarter of 2005. The United States Bankruptcy Court presiding over DMX Music, Inc.’s Chapter 11 reorganization approved the settlement terms and payment was made in June 2005.

MUZAK HOLDINGS LLC

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

The industry-wide agreement between business music providers and the American Society of Composers, Authors, and Publishers (“ASCAP”) expired in May 1999. The Company has continued to pay ASCAP royalties at the 1999 rates for all periods through December 31, 2004. During the fourth quarter of 2004, the Company and ASCAP pursued settlement negotiations and advanced their conversations toward reaching a new five-year music license agreement. The culmination of such efforts resulted in the execution in January 2005 of an agreement in principle that will result in more favorable license fees. The Company anticipates that a final license agreement will be executed prior to the end of the second quarter of 2005. In the interim, payments will be made in accordance with the agreement in principle and the parties have postponed any further activities in the pending rate court proceeding. In addition, in January 2005, the Company made a payment for settlement of all claims for open audit periods prior to January 1, 2005, and as a result, ASCAP no longer has the right to audit royalty payments made by the Company prior to January 1, 2005. As part of this audit settlement, the interim license rates for all periods prior to January 1, 2005 are considered final and not subject to any retroactive adjustments.

General

The Company is the leading provider of business music programming in the United States based on market share. Based on our analysis of available competitor information, we believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming.

Results of Operations

Set forth below are discussions of the results of operations for Muzak Holdings LLC for the quarter and six months ended June 30, 2005 compared to the restated quarter and six months ended June 30, 2004.

Net Revenues. Revenues were $60.9 million and $121.8 million for the quarter and six months ended June 30, 2005, respectively, and were $59.9 million and $119.7 million for the quarter and six months ended June 30, 2004, respectively. Music and other business services revenue increased $1.1 million, or 2.4% in 2005 as compared to the quarter ended June 30, 2004 and increased 2.8% for the six months ended June 30, 2005 as compared to the comparable 2004 period. This increase is due to a net increase in the number of client locations at consistent prices, offset by a 10.1% cancellation rate during the twelve months ended June 30, 2005. During the twelve months ended June 30, 2005, we added, net of cancellations, approximately 3,000 Audio Architecture and approximately 3,100 Voice locations.

Equipment and related services revenue decreased 1.5% or $0.2 million in the second quarter of 2005 as compared to the quarter ended June 30, 2004 and decreased 1.8% in the six months ended June 30, 2005 as compared to the 2004 period. The decrease is primarily due to lower equipment sales for our drive-thru systems product.

Cost of Revenues. Cost of revenues was $23.8 million and $21.3 million for the quarters ended June 30, 2005 and 2004, respectively, an increase of 12.1%. Cost of revenues increased 10.2% to $47.5 million for the six months ended June 30, 2005 as compared to the 2004 period. Costs of music and other business services revenue as a percentage of music and other business services revenue was 22.1% and 19.0% for the quarters ended June 30, 2005 and 2004, respectively, and was 21.8% and 18.8% for the six months ended June 30, 2005 and 2004, respectively. The increase in cost of music revenue is primarily due to incremental royalty expenses of approximately $0.8 million and $1.6 million for the quarter and six months ended June 30, 2005 relating to our new licensing agreement with BMI and an increase in amounts owed to licensors as a

MUZAK HOLDINGS LLC

result of more clients opting to receive our service via an on-premise device. In addition, the quarter and six months ended June 30, 2004 included the capitalization of $0.5 million and $1.0 million, respectively, of costs incurred to create master music programs for future distribution to the Company’s clients. Cost of equipment and related services revenue as a percentage of equipment and related services revenue was 96.7% and 88.9% for the quarters ended June 30, 2005 and 2004, respectively and was 96.5% and 90.9% in the six months ended June 30, 2005 and 2004, respectively. During the 2004 year end closing process, the Company refined its methodology for the capitalization of labor associated with the installation of equipment provided to subscribers. Due to the immateriality of adjustments relating to periods prior to 2004 to those financial statements, adjustments relating to periods prior to 2004 were made in the first quarter of 2004. The financial statement impact was $1.1 million of expense in the first quarter of 2004. Excluding the adjustment relating to periods prior to 2004, the increase in costs is due to an increase in labor resources necessary to service our recurring revenue base as well as to lower overall equipment and labor revenues. While the Company’s installation activity in the first six months of 2005 was consistent with the latter half of 2004 levels, it was 16.8% lower than the first six months of 2004. Lower installation activity resulted in lower capitalization of labor resources. In addition to lower overall equipment and labor revenues, a larger percentage of overall equipment and labor revenues was comprised of national equipment sales in 2005. These national equipment sales consisted of the music receiving equipment that we typically provide as part of the music service as well as sound systems. Although these sales were at lower profit margins, we secured numerous client locations for our recurring revenue service.

Selling, general and administrative expenses. Selling, general, and administrative expenses were $23.5 million and $21.1 million for the quarters ended June 30, 2005 and 2004, respectively, an increase of $2.4 million. Selling, general, and administrative expenses increased 10.7% or $4.5 million for the six months ended June 30 2005 as compared to the 2004 period. As discussed above, during 2004 the Company refined its methodology for the capitalization of certain costs associated with new subscriber locations, including subscriber acquisition costs and capitalized installation labor. As the 2004 adjustments resulted in the application of the revised methodology to the balance of subscriber acquisition costs and capitalized installation labor as of year end, a portion of these adjustments related to years prior to 2004. The portion of the adjustments relating to years prior to 2004 were made in the first six months of 2004 and resulted in a decrease to amortization of commissions of approximately $1.2 million and an increase to other selling, general, and administrative expenses of $0.7 million. Excluding these adjustments, amortization of commissions and other selling, general, and administrative expenses increased $0.5 million and $3.6 million, respectively, in the six months ended June 30, 2005 as compared to 2004. The increase of $3.6 million, or 10.5%, in other selling, general, and administrative expenses is due to the following: (i) $1.7 million provision for notes receivable balances (ii) $1.0 million charge relating to the settlement with DMX Music, Inc., (iii) a $0.4 million increase in charges to reflect the write-off of capitalized installation labor upon client contract terminations, (iv) $0.3 million increase in professional fees, including legal and accounting, (v) a $1.8 million increase in the selling expenses, including salesforce.com and additional sales and system design support in the field, offset by a reduction in the administrative workforces of approximately $0.9 million and a $0.7 million reduction in bad debt expense.

Restructuring Charges. Restructuring charges were $1.3 million and $0.7 million in the quarters and six months ended June 30, 2005 and 2004, respectively. Restructuring charges in the six months ended June 30, 2005 were recorded in conjunction with the revised business plan and are comprised of severance and related expenses of $0.6 million and $0.7 million lease impairment charges relating to field offices in which the Company has excess capacity. Restructuring charges in 2004 included severance and other related costs associated with the Company’s reorganization into functional areas and its centralization of the administrative function and certain aspects of operations at its home office.

Depreciation and amortization expenses. Depreciation and amortization was $13.7 million and $14.8 million for the quarters ended June 30, 2005 and 2004, respectively, a decrease of 7.4%. Depreciation and amortization decreased $2.6 million or 8.3% in the six months ended June 30, 2005 as compared to the 2004 period. Depreciation expense decreased $1.4 million in the six months of 2005 as compared to the 2004 period due to certain subscriber investments and other fixed assets becoming fully amortized in 2004. Amortization expense decreased $1.3 million to $6.8 million in 2005 due to several trademarks becoming fully amortized during 2004. In addition, the first six months of 2004 include approximately $0.4 million of amortization expense relating to deferred production costs. During the fourth quarter of 2004, the Company recorded an impairment of its deferred production costs and the use of master recordings in the music creation and delivery process has been substantially eliminated.

Interest expense. Interest expense increased $1.6 million to $23.5 million for the six months ended June 30, 2005. This increase is due to a reduction of $0.4 million in interest expense in 2004 as a result of the interest rate swap agreement. The remaining increase in interest expense is due to higher overall indebtedness due to higher borrowings as well as to the recent term loan financing. The recent term loan financing resulted in excess cash of approximately $21.0 million, the interest income of which is reflected in other income. In addition, an increase in overall interest rates have resulted in an increase in interest expense as our New Senior Credit facility bears interest at LIBOR plus a margin of 4.75%.

MUZAK HOLDINGS LLC

Income tax provision. Income tax benefit was $16 thousand and $51 thousand for the quarters ended June 30, 2005 and 2004, respectively. Income tax benefit was $68 and $74 thousand for the six months ended June 30, 2005 and 2004, respectively. Although the Company is a limited liability company and is treated as a partnership for income tax purposes, the Company has several subsidiaries that are corporations. The income tax benefit relates to these corporate subsidiaries.

Net Loss. The combined effect of the foregoing resulted in a net loss of $16.3 million for the quarter ended June 30, 2005, compared to a net loss of $10.8 million for the comparable 2004 period and a net loss of $27.7 million and $20.2 million for the six months ended June 30, 2005 and 2004, respectively.

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

The following tables provide reconciliation from net income to EBITDA pursuant to the Notes.

	Quarter ended June 30, 2005		Quarter Ended June 30, 2004
	(restated)
Net loss	$(16,279)		$(10,840)
Interest Expense	12,136		11,341
Income Tax Benefit	(16)		(51)
Depreciation and amortization	13,709		14,811
Non-cash loss on extinguishment from debt	2,735		698
Non-cash impairment charges	522		185

EBITDA pursuant to Notes	$12,807		$16,144
Consolidated Leverage Ratio for the Company (pursuant to the Notes)	8.22	x	6.16	x
Consolidated Leverage Ratio for Muzak (pursuant to the Notes)	8.69	x	6.54	x

	Six Months ended June 30, 2005		Six Months Ended June 30, 2004
	(restated)
Net loss	$(27,722)		$(20,232)
Interest Expense	23,536		21,946
Income Tax Benefit	(68)		(74)
Depreciation and amortization	28,040		30,591
Non-cash loss on extinguishment from debt	2,735		698
Non-cash impairment charges	729		1,107

EBITDA pursuant to Notes	$27,250		$34,036

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

MUZAK HOLDINGS LLC

Our principal sources of funds have historically been cash generated from operations and borrowings under the senior credit facility. Cash was primarily used during the first six months of 2005 to make investments in new client locations and to make interest payments on our indebtedness. Cash flows provided by operations were $11.4 million and $14.6 million, cash flows used in investing activities were $19.5 million and $19.6 million, and cash flows provided by financing activities were $29.9 million and $2.9 million in the six months ended June 30, 2005 and 2004, respectively.

Working capital (including the change in book overdraft) was a net source of $3.9 million in the six months ended June 30, 2005 as compared to a net use of $0.2 million in 2004. Accounts receivable balances resulted in a source of $4.7 million in the first six months of 2005 as compared to a source of $1.1 million in the first six months of 2004. However, during the first six months of 2005, the Company made incremental payments covering the period July 1, 2004- December 31, 2004 under its new BMI agreement of approximately $1.6 million. Also, during the first quarter of 2005, the Company made $3.0 million of payments to BMI for the first and second quarters licensing royalties. In addition, the Company made a payment to ASCAP for settlement of all claims for open audit periods prior to January 1, 2005, and as a result, ASCAP no longer has the right to audit royalty payments made by the Company prior to January 1, 2005.

The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the six months ended June 30, 2005, our total initial investment in new client locations was $23.1 million, which was comprised of equipment and installation costs attributable to new client locations of $15.9 million and $7.2 million in subscriber acquisition costs (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The subscriber acquisition costs are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term.

We also invested $1.8 million in system upgrades, furniture and fixtures, and computers to be used at our headquarters. Approximately $0.7 million of this investment related to the purchase of furniture and computers for the consolidation of the administrative function and certain aspects of operations at the home office. Our investment to replenish the equipment exchange pool relating to our drive-thru systems client locations was $1.8 million during the six months ended June 30, 2005.

Our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest payments on our indebtedness. The following table summarizes contractual obligations and commitments as of June 30, 2005 (in thousands).

	Payments due by Period
	Remaining 6 months 2005	2006	2007	2008	2009	After 2009	Total
Long-term debt	$576	$1,160	$1,168	$102,506	$335,144	$25,607	$466,161
Interest	22,856	45,565	45,466	39,201	14,474	2,065	169,627
Capital lease obligations	1,475	1,753	1,050	79	3	—	4,360
Operating leases	4,549	8,582	8,230	7,693	7,357	34,562	70,973
Unconditional purchase obligations	3,156	6,336	6,169	6,102	509	—	22,272

Total Contractual Cash Obligations	$32,612	$63,396	$62,083	$155,581	$357,487	$62,234	$733,393

We currently expect that our primary source of funds will be cash flows from operations and our secondary source to be approximately $21.0 million of net proceeds from our New Senior Credit Facility. As of April 15, 2005, we had outstanding debt of $80.1 million (including letters of credit of $2.6 million) under our $90.0 million then existing Senior Credit Facility. On April 15, 2005, the Company refinanced its then existing Senior Credit Facility with a $105.0 million term loan. A portion of the proceeds was used to repay the existing outstanding term and revolving loans and associated interest and to collateralize outstanding letters of credit under the then existing Senior Credit facility, and to pay related fees and expenses. Total cash, including restricted cash of $2.1 million, was approximately $23.1 million as of August 11, 2005.

On June 24, 2005, the Company implemented a revised business plan in order to achieve more moderate growth levels, thereby reducing the number of annual new client location additions. While there can be no assurance, the Company expects that the associated decrease in capital investments under the revised business plan will enable the Company to generate free

MUZAK HOLDINGS LLC

cash flow after debt service obligations. The Company is currently evaluating its purchase commitment for receivers and the potential need for discussions with its supplier, in light of the revised business. The Company does not believe it will record a loss with respect to the purchase commitment. In addition, the revised business plan provides a platform to accelerate current and future process improvement initiatives. The Company expects annualized selling, general, and administrative workforce reduction savings of approximately $4.0 million and the associated cash severance costs to be approximately $0.6 million. Following installation of the current backlog of new client locations, the Company expects to reduce its annual capital investment in new client locations by approximately $14.0 million. Although the Company believes that it will generate positive cash flows from operations in fiscal 2005, it expects that a portion of the excess cash resulting from the financing transaction described above will be required to fund its growth in new client locations and debt service for the remainder of 2005. As a result of the implementation of the revised business plan, the Company believes that cash flows provided by operations will be sufficient to fund investments in new client locations and debt service in 2006 and beyond.

We expect our investments in new client locations will be approximately $42.5 million, investments in system upgrades, furniture and fixtures, and computers will be approximately $2.7 million, and our investment to replenish the equipment exchange pool relating to our drive-thru systems client locations will be approximately $3.5 million for the year ended December 31, 2005.

Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control. Our future performance will also be impacted by severance payments relating to the revised business plan as well as the departure of our former Chief Executive Officer, Lon Otremba. In addition, our future performance will be impacted by our agreement with FTI Palladium Partners, a division of FTI Consulting, Inc. Given that the Company no longer has a revolving credit facility, if it required cash in excess of amounts on hand, it may be required, among other things, to incur additional indebtedness, enter into other financing transactions, defer business opportunities, reduce its expenses, or sell assets. The Company’s ability to incur additional indebtedness could be impacted by its credit ratings assigned by Standard & Poor’s rating Services and Moody’s Investors Service, which has recently been updated. The Company’s Corporate Credit Rating and Senior Implied Rating from Standard & Poor’s Rating Service and Moody’s Investors Service is CCC+ with a negative outlook and Caa1 with a negative outlook, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the quarter and six months ended June 30, 2005, the Company experienced changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K for the year ended December 31, 2004 due to changes in the fair market value of the Company’s indebtedness. The Company believes it has adequate liquidity to fund its revised business plan for the foreseeable future. However, if the Company required cash in excess of amounts on hand, its ability to incur additional indebtedness could be impacted by the fair market value of its existing indebtedness. Although a majority of the Company’s indebtedness bears interest at fixed rates, the Company refinanced its then existing Senior Credit Facility with a $105.0 million term loan in April 2005. The Company’s exposure to market risk for changes in interest rates is limited to our New Senior Credit Facility. The interest rate exposure for the variable rate debt obligations is currently indexed to LIBOR of one, two, or three months as selected by us, or the Alternate Base Rate as defined. In addition, there have been significant changes to the fair value of the Company’s fixed rate indebtedness in the six months ended June 30, 2005.

The table below provides information about our debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates are based on implied LIBOR in the yield curve at the reporting date. The principal cash flows are in thousands.

								Fair Value Six Months ended June 30, 2005
	2005	2006	2007	2008	2009	Thereafter	Total	Low	High
Debt:
Fixed rate ($US)	$51	$110	$118	$131	$335,144	$25,607	$361,161	$173,829	$318,047
Average interest rate	10.2%	10.2%	10.2%	10.2%	12.3%	10.7%
Variable rate ($US)	$525	$1,050	$1,050	$102,375	$—	$—	$105,000	$105,000	$105,000
Average interest rate	8.4%	9.0%	9.2%	9.3%	—%	—%

MUZAK HOLDINGS LLC

Item 4. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“Disclosure Controls”), and its internal controls and procedures for financial reporting (“Internal Controls”) as of June 30, 2005. This evaluation was done under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our Disclosure Controls and Internal Controls.

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

As reported in our Annual Report on Form 10-K for the year ended December 31, 2004, management determined that a material weakness existed in our internal control over financial reporting as of December 31, 2004 due to the discovery of errors in our previously filed financial statements. The errors resulted from revenue and accounts receivable cut-off procedures as well as the need to revise the classification to reflect redeemable Class A units outside of members’ deficit on the consolidated balance sheet. In response to the identified weakness, during the six months ended June 30, 2005, we have taken steps to strengthen our internal controls over financial reporting. Among the procedures implemented, are new control procedures which provide for formal reconciliation and review procedures surrounding all financial statement accounts on a monthly basis. Such reconciliations are required to be reviewed and approved by a manager in our accounting department. Additionally, we are reviewing all work orders completed by the end of the period and recording all completed but unbilled equipment revenues to ensure proper cut-off. We believe that our accounting personnel are adequately trained and that we have appropriate staffing levels.

In preparation for compliance with Sarbanes Oxley Section 404 by December 31, 2006, the Company is reviewing all procedures, the related controls surrounding those procedures, and implementing changes where necessary to improve upon existing controls.

Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures, as defined, are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Except as noted above, there are no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

ITEM 5. Legal Proceedings.

Muzak and CVS Pharmacy, Inc. were co-defendants in a lawsuit filed by DMX Music, Inc. in Los Angeles County Superior Court on July 25, 2003. The case arose as a result of a Request for Proposal prepared by CVS Pharmacy, Inc. in 2001 that solicited bids for music programming. Muzak and DMX Music, Inc. entered into a settlement and general release agreement that resolves all claims between Muzak and DMX Music, Inc. and required a $1.0 million payment by Muzak to DMX Music, Inc. The cost of the settlement was recorded in selling, general and administrative expenses in the first quarter of 2005. The United States Bankruptcy Court presiding over DMX Music, Inc.’s Chapter 11 reorganization approved the settlement terms and payment was made in June 2005.

Other than as noted above, there have been no material developments in legal proceedings involving the Company since those reported in the Company’s Report on Form 10-K for fiscal year ended December 31, 2004.

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

MUZAK HOLDINGS LLC MUZAK HOLDINGS FINANCE CORP.

	By:	/S/ GREG RAYBURN
Date: August 15, 2005		Greg Rayburn Chief Executive Officer (Principal Executive Officer)

	By:	/S/ STEPHEN P. VILLA
Date: August 15, 2005		Stephen P. Villa Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)