Form 10-Q
period 2005-09-30
MUZAK HOLDINGS FINANCE CORP; MUZAK HOLDINGS LLC
filed 2005-11-14
CIK 1085319, 1085320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☐

Muzak Holdings Finance Corp. and Muzak Finance Corp. meet the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2005	December 31, 2004 (1)
ASSETS
Current assets:
Cash	$15,411	$421
Restricted cash	904	—
Accounts receivable, net of allowances of $4,266 and $4,486	26,678	28,293
Inventories	17,256	17,425
Prepaid expenses and other assets	3,781	4,612

Total current assets	64,030	50,751
Restricted cash	982	—
Property and equipment, net	95,673	100,697
Goodwill	140,805	140,805
Intangible assets, net	82,973	93,207
Deferred subscriber acquisition costs, net	43,587	47,332
Deferred charges and other assets, net	9,824	13,280

Total assets	$437,874	$446,072

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$5,746	$6,162
Accrued expenses	20,963	25,125
Current portion of other liabilities	3,008	3,692
Current maturities of long term debt	1,157	101
Advance billings	1,144	966

Total current liabilities	32,018	36,046
Long-term debt, net of current portion	463,975	429,236
Other liabilities, net of current portion	9,183	9,083
Commitments and contingencies
Redeemable preferred units	177,484	155,316
Redeemable purchased Class A units	7,788	7,788
Members’ deficit:
Class A units	41,107	63,275
Accumulated deficit	(293,681)	(254,672)

Total members’ deficit	(252,574)	(191,397)

Total liabilities and members’ deficit	$437,874	$446,072

(1)	The year end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
		Restated, Note 3		Restated, Note 3
Net Revenues:
Music and other business services	$47,363	$46,253	$141,142	$137,468
Equipment and related services	14,974	16,262	42,983	44,792

	62,337	62,515	184,125	182,260
Cost of revenues:
Music and other business services (excluding $9,630, $10,900, $29,302, and $32,692 of depreciation and amortization expense)	10,552	9,387	31,019	26,547
Equipment and related services	14,654	14,903	41,680	40,848

	25,206	24,290	72,699	67,395

Selling, general and administrative expenses	22,200	21,250	68,740	63,304
Restructuring charges	373	937	1,717	1,631
Depreciation and amortization expense	13,763	14,943	41,803	45,534

Income (loss) from operations	795	1,095	(834)	4,396
Other income (expense):
Interest expense	(12,288)	(10,974)	(35,824)	(32,920)
Loss from extinguishment of debt, net	—	—	(2,735)	(1,663)
Other, net	179	38	289	40

Loss before income taxes	(11,314)	(9,841)	(39,104)	(30,147)
Income tax benefit	(27)	(56)	(95)	(130)

Net loss	(11,287)	(9,785)	(39,009)	(30,017)
Preferred return on redeemable preferred units	(7,770)	(6,563)	(22,168)	(18,788)

Net loss attributable to common unit holders	$(19,057)	$(16,348)	$(61,177)	$(48,805)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months ended
	September 30, 2005	September 30, 2004
		Restated, Note 3
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,009)	$(30,017)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from extinguishment of debt	2,735	1,663
Gain on disposal of fixed assets	(40)	(88)
Capitalized labor impairment charges	1,191	1,251
Notes receivable impairment charges	1,666	—
Deferred income tax benefit	(201)	(184)
Hurricane Katrina impairment	368	—
Depreciation and amortization	41,803	45,534
Amortization of senior discount, senior notes, and deferred financing fees	2,259	3,540
Amortization of deferred subscriber acquisition costs	13,339	11,467
Deferred subscriber acquisition costs	(9,643)	(12,707)
Change in unearned installment income	212	(161)
Change in certain assets and liabilities
Accounts receivable	2,084	(1,771)
Inventory	169	(3,371)
Accounts payable	(41)	283
Accrued expenses	(4,162)	3,178
Advance billings	178	615
Other, net	636	(276)

Net cash provided by operating activities	13,544	18,956

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property and equipment	(27,298)	(26,632)
Capital expenditures for intangibles	(42)	(1,448)
Proceeds from sale of fixed assets	53	91

Net cash used in investing activities	(27,287)	(27,989)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in book overdrafts	(375)	(138)
Borrowings under revolver	8,500	10,000
Repayment of revolver	(42,500)	—
Repayment of Term Loans	(35,262)	—
Repurchase of senior discount notes	—	(33,670)
Proceeds from Term Loans	105,000	35,000
Restricted cash deposited to collateralize letters of credit	(1,886)	—
Repayments of capital lease obligations and other debt	(2,086)	(2,112)
Payment of financing fees	(2,658)	(1,070)

Net cash provided by financing activities	28,733	8,010

NET INCREASE (DECREASE) IN CASH	14,990	(1,023)
CASH, BEGINNING OF PERIOD	421	2,284

CASH, END OF PERIOD	$15,411	$1,261

Supplemental information; non-cash activities:
Capital lease obligations	$638	$2,005

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

MEMBERS’ DEFICIT

(Unaudited)

(In thousands, except for units)

	Class A		Class B		Accumulated Deficit	Total Members’ Deficit
	Units	Dollars	Units	Dollars
Balances, December 31, 2004	125,164	$63,275	14,076	$—	$(254,672)	$(191,397)
Comprehensive Loss:
Net loss	—	—	—	—	(39,009)	(39,009)
Preferred return on preferred units	—	(22,168)	—	—	—	(22,168)

Total Comprehensive loss						(61,177)
Repurchase of units	—	—	(14)	—	—	—

Balances, September 30, 2005	125,164	$41,107	14,062	$—	$(293,681)	$(252,574)

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

As of September 30, 2005, ABRY Partners, LLC and its respective affiliates, collectively own 64.2% of the beneficial interests in the Company’s voting interests.

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

The financial statements as of September 30, 2005 and the financial statements for the three and nine months ended September 30, 2005 and 2004 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary of the financial information included herein. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results will differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3. Restatement

As disclosed in Notes 2 and 18 to the Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2004, we restated each of our 2004 quarterly financial results for the following matters: (1) a revenue and accounts receivable cutoff error dating back to the time of the merger of Audio Communications Network and Muzak Limited Partnership in March 1999 and (2) refinement of the accounting methodologies for capitalization of subscriber acquisition costs and labor associated with the installation of equipment provided to subscribers.

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

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present the impact of the restatement described above (in thousands):

	Quarter ended September 30, 2004 (unaudited)
	As previously reported	Adjustments	As restated
Statement of Operations
Net Revenues:
Music and other business services revenue	$46,365	$(112)	$46,253
Equipment and related services revenue	15,341	921	16,262

Cost of Revenues:
Equipment and related services	14,457	446	14,903
Selling, general, and administrative expenses	21,181	69	21,250
Depreciation and amortization expense	15,182	(239)	14,943
Net loss	(10,318)	533	(9,785)

	Nine Months ended September 30, 2004 (unaudited)
	As previously reported	Adjustments	As restated
Statement of Operations
Net Revenues:
Music and other business services revenue	$137,604	$(136)	$137,468
Equipment and related services revenue	44,345	447	44,792

Cost of Revenues:
Equipment and related services	39,815	1,033	40,848
Selling, general, and administrative expenses	63,045	259	63,304
Depreciation and amortization expense	46,376	(842)	45,534
Net loss	(29,878)	(139)	(30,017)

	Nine Months ended September 30, 2004 (unaudited)
	As previously reported	Adjustments	As restated
Statement of Cash Flows
Net loss	$(29,878)	$(139)	$(30,017)
Capitalized labor impairment charges	—	1,251	1,251
Depreciation and amortization	46,376	(842)	45,534
Amortization of deferred subscriber acquisition costs	12,904	(1,437)	11,467
Deferred subscriber acquisition costs	(13,411)	704	(12,707)
Change in accounts receivable	(918)	(853)	(1,771)
Change in inventory	(3,755)	384	(3,371)
Change in accounts payable	(579)	862	283
Change in accrued expenses	3,864	(686)	3,178
Capital expenditures for property and equipment	(27,388)	756	(26,632)

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Restructuring Charges

In June 2005, the Company implemented a revised business plan which entailed streamlining the size of its sales force in order to achieve more moderate growth. This revised business plan seeks to reduce the number of annual new client location additions. While there can be no assurance, the Company expects that the associated decrease in capital investments under the revised business plan will contribute towards the Company’s goal of generating free cash flow after debt service obligations.

In conjunction with the revised business plan the Company recorded charges of $1,717, comprised of the following components (in thousands):

Q3 2005
Employee severance	$589
Lease impairment costs	755

Total restructuring charges as of June 30, 2005	$1,344
Employee severance	373

Total restructuring charges as of September 30, 2005	$1,717

Following is a summary of the accrued liability for the restructuring charges:

	Employee Severance	Lease Impairment Costs	Total
Initial Charges	$589	$755	$1,344
Cash payments	—	—	—

Accrued liability as of June 30, 2005	$589	$755	$1,344
Q3 Charges	373	—	373
Cash Payments	(496)	(49)	(545)

Accrued liability as of September 30, 2005	$466	$706	$1,172

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

The Company expects to pay the majority of the remaining severance costs by the end of the first quarter of 2006 and will pay the charges relating to field office leases over the remaining terms of the leases principally through December 2013.

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life (years)	September 30, 2005	December 31, 2004
		(unaudited)	(unaudited)
Equipment provided to subscribers	5	$190,430	$179,322
Capitalized installation labor	5	95,584	88,549
Equipment and vehicles	3-7	50,448	46,167
Other	5-30	11,286	10,414

		347,748	324,452
Less accumulated depreciation		(252,075)	(223,755)

		$95,673	$100,697

Included in equipment and other at September 30, 2005 and December 31, 2004 is $17.8 million and $17.1 million, respectively, of equipment under capital leases, exclusive of accumulated depreciation of $14.2 million and $12.1 million, respectively. Depreciation of property and equipment was $10.3 million and $31.5 million for the quarter and nine months ended September 30, 2005, respectively. Depreciation of property and equipment was $11.3 million and $33.8 million for the quarter and nine months ended September 30, 2004, respectively.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Intangible Assets

Unamortized intangible assets consist of the following (in thousands):

	September 30, 2005 Carrying Amount	December 31, 2004 Carrying Amount
	(unaudited)	(unaudited)
Goodwill	$140,805	$140,805

Amortized intangible assets consist of the following (in thousands):

	Useful Life (years)	September 30, 2005		December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(unaudited)		(unaudited)
Income producing contracts	12	$153,900	$(81,885)	$153,900	$(72,267)
License agreements	20	5,082	(1,652)	5,082	(1,461)
Trademarks	5	15,286	(15,147)	15,245	(15,091)
Non-compete agreements	3-5	—	—	275	(271)
Other	20	10,831	(3,442)	10,831	(3,036)

		$185,099	$(102,126)	$185,333	$(92,126)

Aggregate amortization expense was $3.4 million and $10.3 million for the quarter and nine months ended September 30, 2005, respectively. Aggregate amortization expense was $3.6 million and $11.7 million for the quarter and nine months ended September 30, 2004, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

Fiscal year ending
2005 (remaining three months)	$3,421
2006	13,671
2007	13,655
2008	13,647
2009	13,635

7. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	September 30, 2005	December 31, 2004
	(Unaudited)	(Unaudited)
Accrued interest	$10,458	$7,563
Accrued compensation and benefits	1,221	2,263
Amounts payable to franchisees	3,308	2,917
Licensing royalties	1,037	5,034
Accrued legal	71	1,435
Restructuring – employee severance	466	—
Sales, property, and income tax payable	2,266	1,939
Other	2,136	3,974

	$20,963	$25,125

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

8. Debt

Debt obligations consist of the following (in thousands):

	September 30, 2005	December 31, 2004
	(Unaudited)	(Unaudited)
Long term debt:
Term Loan - Senior credit facility	$104,738	$—
Revolving Loan - Senior credit facility	—	34,000
Term Loan B - Senior credit facility	—	35,000
Senior notes	219,259	219,125
Senior subordinated notes	115,000	115,000
Senior discount notes	24,245	24,245
Other	1,890	1,967

Total debt obligations	465,132	429,337
Less current maturities	(1,157)	(101)

	$463,975	$429,236

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

The New Senior Credit Facility is payable in quarterly installments of 0.25% of the original outstanding balance ($105.0 million) beginning September 2005 until final maturity on April 15, 2008. The New Senior Credit facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by a first priority security interest in (i) substantially all of the Company’s tangible and intangible assets and (ii) the capital stock of the Company’s subsidiaries. The non-guarantor subsidiary is minor (as defined by Rule 3-10 of Regulation S-X) and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements. The New Senior Credit Facility contains a senior secured leverage ratio (the ratio of Senior Secured Debt as of such date of determination to Consolidated EBITDA on an LTM basis) and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. The Company was in compliance with these covenants as of September 30, 2005 and believes it will be in compliance with such covenants for the next twelve months. However, there can be no assurances that the Company will perform as expected as our future performance is subject to various industry based factors.

Indebtedness under the term loan bears interest at a per annum rate equal to the Company’s choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin of 3.75% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two or three months, as selected by the Company, plus a margin of 4.75%. As of September 30, 2005, the interest rate on the term loan was 8.42%.

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

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Senior Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $220.0 million in principal amount of 10% Senior Notes which mature on February 15, 2009. Interest is payable semi-annually, in arrears, on May 15 and November 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance Corp. and are subordinate to existing and future secured debt and are senior to Muzak LLC’s existing Senior Subordinated Notes. The Senior Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 13). The indenture governing the Senior Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments, as defined) unless certain conditions are met by the Company. After February 15, 2006, the issuers may redeem all or part of the Senior Notes at a redemption price equal to 105.0% of the principal which redemption price declines to 100% of the principal amount in 2008.

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

Other Debt

Muzak LLC assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, aggregating $1.8 million, bear interest at 9.9% and mature in November 2016. Muzak LLC is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes, which has an outstanding balance of $0.1 million as of September 30, 2005 and bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2005 (remaining three months)	$288
2006	1,160
2007	1,168
2008	102,506
2009	335,144
Thereafter	25,607

The Annual maturities schedule includes the principal amount of the Senior Notes which mature in 2009.

Total interest paid by the Company on all indebtedness was $9.6 million and $30.7 million for the quarter and nine months ended September 30, 2005, respectively. Total interest paid by the Company on all indebtedness was $8.3 million and $26.7 million for the quarter and nine months ended September 30, 2004, respectively.

Interest Rate Swap

In August 2003, the Company entered into an interest rate swap agreement in which the Company effectively exchanged $220.0 million of fixed rate debt at 10.0% for six month LIBOR plus 7.95%. The swap agreement, entered into to mitigate our interest costs associated with the Senior Notes, covered an eighteen month period ending November 2004. Changes in the fair value of the swap were recorded as an adjustment to interest expense during the nine months ended September 30, 2004, resulting in a $0.4 million reduction to interest expense.

9. Liquidity and Management Plans

On April 15, 2005, the Company entered into the New Senior Credit Facility. We currently expect that our primary source of funds will be cash flows from operations and current cash balances representing the remaining net proceeds from our New Senior Credit Facility. The Company’s cash balance, including restricted cash of $1.9 million, was approximately $23.1 million as of November 9, 2005.

On June 24, 2005, the Company implemented a revised business plan in order to achieve more moderate growth levels. This revised business plan reduces the number of annual new client location additions. While there can be no assurance, the Company expects the associated decrease in capital investments will contribute towards the Company’s goal of generating free cash flow after debt service obligations. In addition, the revised business plan provides a platform to accelerate current and future process improvement initiatives. Following installation of the current backlog of new client locations, the Company expects to reduce its expected annual capital investment in new client locations, as described in its most recently filed Form 10-K, by approximately $14.0 million to $30.0 million. The total investment in new subscriber locations, including subscriber acquisition costs were $8.6 million for the quarter ending September 30, 2005, which represents a $2.8 million reduction from the quarterly average for the first half of 2005. Although the Company believes that it will generate positive cash flows from operations in fiscal 2005, it expects that a portion of the excess cash resulting from the financing transaction described above will be required to fund its growth in new client locations and debt service for the remainder of 2005.

Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control. Our future performance will also be impacted by severance payments relating to the revised business plan. In addition, our future performance will be impacted by our agreement with FTI Palladium Partners, a division of FTI Consulting, Inc. Given that the Company no longer has a revolving credit facility, if it required cash in excess of amounts on hand, it may be required, among other things, to incur additional indebtedness, enter into other financing transactions, defer business opportunities, reduce its expenses, or sell assets. The Company’s ability to incur additional indebtedness could be impacted by certain incurrence tests set forth in our indenture that limit additional indebtedness and its credit ratings assigned by Standard & Poor’s Rating Services and Moody’s Investors Service.

10. Redeemable Preferred Units

The Company was in violation of unit coverage ratio, leverage ratio, and annualized operating cash flow under the Securities Purchase Agreement as of September 30, 2005. The Company has been in default of the unit coverage ratio since

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 2003, of leverage ratio since December 31, 2003, and of annualized operating cash flow since June 2004. As a result of the defaults, the preferred units accrue at a preferential return of 17% per annum as long as the default is continuing. The Company is projecting to be out of compliance with the unit coverage ratio (the ratio of consolidated operating cash flow to the sum of consolidated interest expense plus the aggregate Series A preferred return, as more specifically defined in the Securities Purchase Agreement) and leverage ratio for the foreseeable future. As a result of non-compliance with unit coverage ratio and leverage ratio for four consecutive quarters (a Class B and Class A default under the Securities Purchase Agreement, respectively), two of the three preferred unit holders were each entitled to be designated as either a Class B or Class A Director, although neither party has elected to so designate a Class B or Class A Director. As such, the number of Class B Directors and Class A Directors has not changed as a result of the foregoing non-compliance and currently stands at four Class B directors and three Class A directors. The same two preferred unit holders will each be entitled to designate a Class A Director until such time as the Company complies with the leverage ratio. If the Company is still in default of the unit coverage ratio at the time that the Company complies with the leverage coverage ratio, the same two preferred unit holders would each still be entitled to designate a Class B Director. The foregoing defaults do not result in a cross default under the Senior Credit Facility or the indentures governing the Senior Notes, the Senior Subordinated Notes, and the Senior Discount Notes.

11. Muzak Holdings Finance Corp. and Muzak Finance Corp.

Muzak Holdings Finance Corp. and Muzak Finance Corp. had no operating activities during the quarters and nine months ended September 30, 2005 and 2004.

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

Litigation

The industry-wide agreement between business music providers and ASCAP expired in May 1999. The Company continued to pay ASCAP royalties at the 1999 rates for all periods through December 31, 2004. During the fourth quarter of 2004, the Company and ASCAP pursued settlement negotiations and advanced their conversations toward reaching a new five-year music license agreement. The culmination of such efforts resulted in the execution in January 2005 of an agreement in principle that establishes more favorable license fees. The agreement in principle extends from January 1, 2005 through December 31, 2009 and provides for an annual license fee of $6.8 million per annum for the five year period. The fixed license fee of $6.8 million per annum allows for net subscriber growth up to 8% per annum without any adjustment in the annual fee. In the event that the Company’s subscriber growth exceeds 8% per annum or in the event that the Company acquires a franchisee or a competitor, the license fee would be subject to adjustment. Payments are being made in accordance with the agreement in principle and the parties have postponed any further activities in the pending rate court proceeding. In addition, in January 2005, as previously disclosed, the Company made a payment for settlement of all claims for open audit periods prior to January 1, 2005, and as a result, ASCAP no longer has the right to audit royalty payments made by the Company prior to January 1, 2005. As part of this audit settlement, the interim license rates for all periods prior to January 1, 2005 are considered final and not subject to any retroactive adjustments.

In the quarter and nine months ended September 30, 2005, the Company incurred expenses of $3.8 million and $11.2 million, respectively, in royalties to ASCAP, BMI, SESAC, and various record companies. In the quarter and nine months ended September 30, 2004, the Company incurred expense of $3.9 million and $9.8 million, respectively, in royalties to ASCAP, BMI, SESAC, and various record companies. Although the Company began incurring the incremental royalties associated with the new BMI agreement in July 2004, these incremental fees were not paid until January 2005.

Muzak and CVS Pharmacy, Inc. were co-defendants in a lawsuit filed by DMX Music, Inc. in Los Angeles County Superior Court on July 25, 2003. The case arose as a result of a Request for Proposal prepared by CVS Pharmacy, Inc. in 2001 that solicited bids for music programming. Muzak and DMX Music, Inc. entered into a settlement and general release

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company is subject to various other proceedings in the ordinary course of its business. Management believes that such proceedings are routine in nature and incidental to the conduct of its business, and that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on the consolidated financial condition, results of operations, or cash flows from operations of the Company

Other Commitments

As of September 30, 2005, the Company has approximately $21.0 million in outstanding capital expenditure commitments covering a four-year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

13. Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the quarters and nine months ended September 30, 2005 and 2004 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Notes and Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Notes and Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Notes and Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes. The subsidiary that does not guarantee the Senior Notes and Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Balance sheets as of September 30, 2005

(unaudited)(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp(Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$15,411	$—	$—	$—	$15,411
Restricted cash	—	904	—	—	—	904
Accounts receivable, net	—	26,114	—	564	—	26,678
Inventories	—	17,256	—	—	—	17,256
Prepaid expenses and other assets	—	3,781	—	—	—	3,781

Total current assets	—	63,466	—	564	—	64,030
Restricted cash	—	982	—	—	—	982
Property and equipment, net	—	95,589	—	84	—	95,673
Intangible assets, net	—	202,509	—	21,269	—	223,778
Deposits and other assets, net	370	53,034	5,570	7	(5,570)	53,411
Advance in/due from subsidiary	—	3,152	—	3,563	(6,715)	—
Investment in Subsidiary	(40,144)	21,001	—	—	19,143	—

Total assets	$(39,774)	$439,733	$5,570	$25,487	$6,858	$437,874

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$5,608	$—	$138	$—	$5,746
Accrued expenses	131	19,643	8,723	1,189	(8,723)	20,963
Current portion of other liabilities	—	3,008	—	—	—	3,008
Current maturities of long term debt	—	1,052	—	105	—	1,157
Advance billings	—	1,144	—	—	—	1,144

Total current liabilities	131	30,455	8,723	1,432	(8,723)	32,018
Long-term debt	24,245	437,945	334,259	1,785	(334,259)	463,975
Other liabilities	—	7,914	—	1,269	—	9,183
Advance in/due from subsidiary	3,152	3,563	22,356	—	(29,071)	—
Redeemable Preferred Stock	177,484	—	—	—	—	177,484
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ interest/Shareholders equity	(252,574)	(40,144)	(359,768)	21,001	378,911	(252,574)

Total liabilities and members’ deficit	$(39,774)	$439,733	$5,570	$25,487	$6,858	$437,874

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2005

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$46,172	$—	$1,191	$—	$47,363
Equipment and related services	—	14,974	—	—	—	14,974

	—	61,146	—	1,191	—	62,337

Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	10,166	—	386	—	10,552
Equipment and related services	—	14,654	—	—	—	14,654

	—	24,820	—	386	—	25,206

Selling, general & administrative	—	22,017	—	183	—	22,200
Restructuring charges	—	373	—	—	—	373
Management Fee	—	(238)	—	238	—	—
Depreciation & amortization expense	—	13,363	—	400	—	13,763

Income (loss) from operations	—	811	—	(16)	—	795
Other income (expense)
Interest expense	(814)	(11,438)	(8,801)	(36)	8,801	(12,288)
Other, net	—	181	—	(2)	—	179
Equity in earnings of subsidiaries**	(10,473)	(27)	—	—	10,500	—

Loss before income taxes	(11,287)	(10,473)	(8,801)	(54)	19,301	(11,314)
Income tax benefit	—	—	—	(27)	—	(27)

Net loss	$(11,287)	$(10,473)	$(8,801)	$(27)	$19,301	$(11,287)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2005

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$137,488	$—	$3,654	$—	$141,142
Equipment and related services	—	42,983	—	—	—	42,983

	—	180,471	—	3,654	—	184,125

Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	29,830	—	1,189	—	31,019
Equipment and related services	—	41,680	—	—	—	41,680

	—	71,510	—	1,189	—	72,699

Selling, general & administrative	—	68,121	—	619	—	68,740
Restructuring charges	—	1,717	—	—	—	1,717
Management Fee	—	(731)	—	731	—	—
Depreciation & amortization expense	—	40,519	—	1,284	—	41,803

Loss from Operations	—	(665)	—	(169)	—	(834)
Other income (expense)
Interest expense	(2,444)	(33,250)	(26,399)	(130)	26,399	(35,824)
Other, net	—	294	—	(5)	—	289
Extraordinary loss	—	(2,735)	—	—	—	(2,735)
Equity in earnings of subsidiaries**	(36,565)	(209)	—	—	36,774	—

Loss before income taxes	(39,009)	(36,565)	(26,399)	(304)	63,173	(39,104)
Income tax benefit	—	—	—	(95)	—	(95)

Net loss	$(39,009)	$(36,565)	$(26,399)	$(209)	$63,173	$(39,009)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2005

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by /(used in) operating activities	$(705)	$13,836	$—	$413	$—	$13,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	53	—	—	—	53
Capital expenditures (for property, plant & equipment and intangibles)	—	(27,340)	—	—	—	(27,340)

Net cash used in investing activities	—	(27,287)	—	—	—	(27,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	(375)	—	—	—	(375)
Repayments under revolving credit loan	—	(42,500)	—	—	—	(42,500)
Borrowings under revolving credit loan	—	8,500	—	—	—	8,500
Repayment of Term Loan	—	(262)	—	—	—	(262)
Repayment of Term Loan B	—	(35,000)	—	—	—	(35,000)
Collateralize letter of credit	—	(1,886)	—	—	—	(1,886)
Proceeds from Term Loan	—	105,000	—	—	—	105,000
Repayments of capital lease obligations and other debt	—	(1,992)	—	(94)	—	(2,086)
Payment of financing fees	—	(2,658)	—	—	—	(2,658)
Advances to/from subsidiaries	705	(386)	—	(319)	—	—

Net cash provided/(used) in financing activities	705	28,441	—	(413)	—	28,733

NET INCREASE IN CASH	—	14,990	—	—	—	14,990
CASH, BEGINNING OF PERIOD	—	421	—	—	—	421

CASH, END OF PERIOD	$—	$15,411	$—	$—	$—	$15,411

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

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

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2004

(unaudited) (In thousands)(restated)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$44,969	$—	$1,284	$—	$46,253
Equipment and related services	—	16,262	—	—	—	16,262

	—	61,231	—	1,284	—	62,515

Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	8,955	—	432	—	9,387
Equipment and related services	—	14,903	—	—	—	14,903

	—	23,858	—	432	—	24,290

Selling, general & administrative	—	20,959	—	291	—	21,250
Restructuring charges	—	937	—	—	—	937
Management Fee	—	(257)	—	257	—	—
Depreciation & amortization expense	—	14,448	—	495	—	14,943

Income (loss) from operations	—	1,286	—	(191)	—	1,095
Other income (expense)
Interest expense	(815)	(10,131)	(8,339)	(28)	8,339	(10,974)
Other, net	—	33	—	5	—	38
Equity in earnings of subsidiaries**	(8,970)	(158)	—	—	9,128	—

Loss before income taxes	(9,785)	(8,970)	(8,339)	(214)	17,467	(9,841)
Income tax benefit	—	—	—	(56)	—	(56)

Net loss	$(9,785)	$(8,970)	$(8,339)	$(158)	$17,467	$(9,785)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2004

(unaudited) (In thousands)(restated)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$133,428	$—	$4,040	$—	$137,468
Equipment and related services	—	44,792	—	—	—	44,792

	—	178,220	—	4,040	—	182,260

Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	25,158	—	1,389	—	26,547
Equipment and related services	—	40,848	—	—	—	40,848

	—	66,006	—	1,389	—	67,395

Selling, general & administrative	—	62,560	—	744	—	63,304
Restructuring charges	—	1,631	—	—	—	1,631
Management Fee	—	(808)	—	808	—	—
Depreciation & amortization expense	—	44,049	—	1,485	—	45,534

Income (loss) from operations	—	4,782	—	(386)	—	4,396
Other income (expense)
Interest expense	(3,945)	(28,828)	(25,017)	(147)	25,017	(32,920)
Other, net	—	39	—	1	—	40
Extraordinary loss	(1,663)	—	—	—	—	(1,663)
Equity in earnings of subsidiaries**	(24,409)	(402)	—	—	24,811	—

Loss before income taxes	(30,017)	(24,409)	(25,017)	(532)	49,828	(30,147)
Income tax benefit	—	—	—	(130)	—	(130)

Net loss	$(30,017)	$(24,409)	$(25,017)	$(402)	$49,828	$(30,017)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2004

(unaudited) (In thousands)(restated)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$263	$17,534	$—	$1,159	$—	$18,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	91	—	—	—	91
Capital expenditures (for property, plant & equipment and intangibles)	—	(28,080)	—	—	—	(28,080)

Net cash used in investing activities	—	(27,989)	—	—	—	(27,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	(138)	—	—	—	(138)
Paydown of Senior discount notes	(33,670)	—	—	—	—	(33,670)
Borrowings under revolving credit loan	—	10,000	—	—	—	10,000
Proceeds from Term Loan B	—	35,000	—	—	—	35,000
Repayments of capital lease obligations and other debt	—	(2,043)	—	(69)	—	(2,112)
Payment of financing fees	—	(1,070)	—	—	—	(1,070)
Advances to/from subsidiaries	33,407	(32,317)	—	(1,090)	—	—

Net cash provided/(used) in financing activities	(263)	9,432	—	(1,159)	—	8,010

NET DECREASE IN CASH	—	(1,023)	—	—	—	(1,023)
CASH, BEGINNING OF PERIOD	—	2,284	—	—	—	2,284

CASH, END OF PERIOD	$—	$1,261	$—	$—	$—	$1,261

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has restated the consolidated statement of income and consolidated statement of cash flows for the quarter and nine months ended September 30, 2004 in this Report on Form 10-Q. The Company did not amend its previously filed Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon. Management’s discussion and analysis of financial condition and results of operations reflects the financial statements as restated. See Note 3 to the Condensed Consolidated Financial Statements for a more detailed discussion of this restatement.

Recent Developments

During the third quarter of 2005 the Company recorded $0.4 million of charges relating to Hurricane Katrina. The charges relate to reserves for capital investments lost or damaged at subscriber locations and an accounts receivable reserve for accounts that were impacted by hurricane Katrina. The Company is still evaluating what damages may have impacted other subscriber locations. It is possible that additional charges could result, however such changes are not likely to be significant.

Greg Rayburn became Muzak’s Chief Executive Officer on July 12, 2005, replacing Lon Otremba who resigned to pursue other business interests. Mr. Otremba’s severance of $0.4 million was recorded in the third quarter of 2005. Mr. Rayburn is the Senior Managing Director and Practice Leader of FTI Palladium Partners, a division of FTI Consulting, Inc (“FTI”). He joins Muzak through an agreement between the Company and FTI. Prior to joining FTI in December 2003, Mr. Rayburn spent three years as a Principal with AlixPartners, a strategic consulting organization.

On June 24, 2005, the Company implemented a revised business plan in order to achieve more moderate growth levels, thereby reducing the number of annual new client location additions. While there can be no assurance, the Company expects that the associated decrease in capital investments under the revised business plan will contribute towards the Company’s goal of generating free cash flow after debt service obligations. The Company is currently evaluating its purchase commitment for receivers and the potential need for discussions with its supplier, in light of the revised business plan. The Company does not believe it will record a loss with respect to the purchase commitment. In addition, the revised business plan provides a platform to accelerate current and future process improvement initiatives. In conjunction with the revised business plan, the Company recorded restructuring charges of $1.7 million for the nine months ended September 30, 2005.

During the second quarter of 2005 the Company recorded $1.7 million of charges relating to provisions for impaired note receivable balances. The charges relate to various notes, including our note receivable from the purchaser of the Company’s closed circuit television systems product line. The Company will vigorously pursue collection of all notes receivable balances through all available alternatives.

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

The industry-wide agreement between business music providers and ASCAP expired in May 1999. The Company continued to pay ASCAP royalties at the 1999 rates for all periods through December 31, 2004. During the fourth quarter of 2004, the Company and ASCAP pursued settlement negotiations and advanced their conversations toward reaching a new five-year music license agreement. The culmination of such efforts resulted in the execution in January 2005 of an agreement in principle that establishes more favorable license fees. The agreement in principle extends from January 1, 2005 through December 31, 2009 and provides for an annual license fee of $6.8 million per annum for the five year period. The fixed license fee of $6.8 million per annum allows for net subscriber growth up to 8% per annum without any adjustment in the annual fee. In the event that the Company’s subscriber growth exceeds 8% per annum or in the event that the Company acquires a franchisee or a competitor, the license fee would be subject to adjustment. Payments are being made in accordance with the agreement in principle and the parties have postponed any further activities in the pending rate court proceeding. In addition, in January 2005, as previously disclosed, the Company made a payment for settlement of all claims for open audit periods prior to January 1, 2005, and as a result, ASCAP no longer has the right to audit royalty payments made by the Company prior to January 1, 2005. As part of this audit settlement, the interim license rates for all periods prior to January 1, 2005 are considered final and not subject to any retroactive adjustments.

General

The Company is the leading provider of business music programming in the United States based on market share. Based on our analysis of available competitor information, we believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming.

Results of Operations

Set forth below are discussions of the results of operations for Muzak Holdings LLC for the quarter and nine months ended September 30, 2005 compared to the restated quarter and nine months ended September 30, 2004.

Net Revenues. Revenues were $62.3 million and $184.1 million for the quarter and nine months ended September 30, 2005, respectively, and were $62.5 million and $182.3 million for the quarter and nine months ended September 30, 2004, respectively. Music and other business services revenue increased $1.1 million, or 2.4% in 2005 as compared to the quarter ended September 30, 2004 and increased 2.7% for the nine months ended September 30, 2005 as compared to the comparable 2004 period. This increase is due to a net increase in the number of client locations at consistent prices, offset by a 10.3% cancellation rate during the twelve months ended September 30, 2005. During the twelve months ended September 30, 2005, we added, net of cancellations, approximately 1,800 Audio Architecture and approximately 2,500 Voice locations.

Equipment and related services revenue decreased 7.9% or $1.3 million in the third quarter of 2005 as compared to the quarter ended September 30, 2004 and decreased 4.0% in the nine months ended September 30, 2005 as compared to the 2004 period. The decrease is primarily due to lower equipment sales for our drive-thru systems product. With the implementation of the revised business plan, and the related reduction in the sales force, a decrease in equipment and related service revenue is anticipated over the next several quarters.

MUZAK HOLDINGS LLC

Cost of Revenues. Cost of revenues was $25.2 million and $24.3 million for the quarters ended September 30, 2005 and 2004, respectively, an increase of 3.8%. Cost of revenues increased 7.9% to $72.7 million for the nine months ended September 30, 2005 as compared to the 2004 period. Costs of music and other business services revenue as a percentage of music and other business services revenue was 22.3% and 20.3% for the quarters ended September 30, 2005 and 2004, respectively, and was 22.0% and 19.3% for the nine months ended September 30, 2005 and 2004, respectively. The increase in cost of music revenue is primarily due to incremental royalty expenses of approximately $1.6 million for the nine months ended September 30, 2005 relating to our new licensing agreement with BMI and an increase in amounts owed to licensors as a result of more clients opting to receive our service via an on-premise device. In addition, the quarter and nine months ended September 30, 2004 included the capitalization of $0.5 million and $1.4 million, respectively, of costs incurred to create master music programs for future distribution to the Company’s clients. Cost of equipment and related services revenue as a percentage of equipment and related services revenue was 97.9% and 91.6% for the quarters ended September 30, 2005 and 2004, respectively and was 97.0% and 91.2% in the nine months ended September 30, 2005 and 2004, respectively. During the 2004 year end closing process, the Company refined its methodology for the capitalization of labor associated with the installation of equipment provided to subscribers. Due to the immateriality of adjustments relating to periods prior to 2004 to those financial statements, adjustments relating to periods prior to 2004 were made in the first quarter of 2004. The financial statement impact was $1.1 million of expense in the first quarter of 2004. Excluding the adjustment relating to periods prior to 2004, the increase in costs is due to an increase in labor resources necessary to service our recurring revenue base as well as lower overall equipment and labor revenues.

Selling, general and administrative expenses. Selling, general, and administrative expenses were $22.2 million and $21.2 million for the quarters ended September 30, 2005 and 2004, respectively, an increase of $1.0 million. Selling, general, and administrative expenses increased 8.6% or $5.4 million for the nine months ended September 30 2005 as compared to the 2004 period. As discussed above, during 2004 the Company refined its methodology for the capitalization of certain costs associated with new subscriber locations, including subscriber acquisition costs and capitalized installation labor. As the 2004 adjustments resulted in the application of the revised methodology to the balance of subscriber acquisition costs and capitalized installation labor as of year end, a portion of these adjustments related to years prior to 2004. The portion of the adjustments relating to years prior to 2004 were made in the first nine months of 2004 and resulted in a decrease to amortization of commissions of approximately $1.2 million and an increase to other selling, general, and administrative expenses of $0.7 million. Excluding these adjustments, amortization of commissions and other selling, general, and administrative expenses increased $0.7 million and $4.3 million, respectively, in the nine months ended September 30, 2005 as compared to 2004. The increase of $4.3 million, or 8.4%, in other selling, general, and administrative expenses is due to the following: (i) $1.7 million provision for notes receivable balances (ii) $1.0 million charge relating to the settlement with DMX Music, Inc., (iii) a $0.7 million increase in charges to reflect the write-off of capitalized installation labor upon client contract terminations, (iv) $1.1 million increase in professional fees, including legal and accounting, (v) a $0.7 million increase in consulting fees, which includes the agreement between FTI and the Company, (vi) a $0.3 million impairment charge related to Hurricane Katrina. These increases were partially offset by a reduction in bad debt expense of $1.1 million.

Restructuring Charges. Restructuring charges were $0.4 million and $0.9 million in the quarters ending September 30, 2005 and 2004, respectively and $1.7 million and $1.6 million in the nine months ended September 30, 2005 and 2004, respectively. Restructuring charges in the nine months ended September 30, 2005 were recorded in conjunction with the revised business plan and are comprised of severance and related expenses of $0.9 million and $0.8 million lease impairment charges relating to field offices in which the Company has excess capacity. Restructuring charges in 2004 included severance and other related costs associated with the Company’s reorganization into functional areas and its centralization of the administrative function and certain aspects of operations at its home office.

Depreciation and amortization expenses. Depreciation and amortization was $13.8 million and $14.9 million for the quarters ended September 30, 2005 and 2004, respectively, a decrease of 7.9%. Depreciation and amortization decreased $3.7 million or 8.2% in the nine months ended September 30, 2005 as compared to the 2004 period. Depreciation expense decreased $2.3 million in the nine months of 2005 as compared to the 2004 period due to certain subscriber investments and other fixed assets becoming fully amortized in 2004. Amortization expense decreased $1.4 million to $10.3 million in 2005 due to several trademarks becoming fully amortized during 2004. In addition, the first nine months of 2004 include approximately $0.6 million of amortization expense relating to deferred production costs. During the fourth quarter of 2004, the Company recorded an impairment of its deferred production costs, and the use of master recordings in the music creation and delivery process has been substantially eliminated.

Interest expense. Interest expense increased $2.9 million to $35.8 million for the nine months ended September 30, 2005. This increase is due to a reduction of $0.4 million in interest expense in 2004 as a result of the interest rate swap agreement. The remaining increase in interest expense is due to higher overall indebtedness due to higher borrowings as well as to the recent term loan financing. Interest income generated on the outstanding cash balance is reflected in other income.

MUZAK HOLDINGS LLC

Interest income was $0.1 million and $0.2 million for the three and nine months ended September 30, 2005. In addition, an increase in overall interest rates has resulted in an increase in interest expense as our New Senior Credit facility bears interest at LIBOR plus a margin of 4.75%.

Income tax provision. Income tax benefit was $27 thousand and $56 thousand for the quarters ended September 30, 2005 and 2004, respectively. Income tax benefit was $95 and $130 thousand for the nine months ended September 30, 2005 and 2004, respectively. Although the Company is a limited liability company and is treated as a partnership for income tax purposes, the Company has several subsidiaries that are corporations. The income tax benefit relates to these corporate subsidiaries.

Net Loss. The combined effect of the foregoing resulted in a net loss of $11.3 million for the quarter ended September 30, 2005, compared to a net loss of $9.8 million for the comparable 2004 period and a net loss of $39.0 million and $30.0 million for the nine months ended September 30, 2005 and 2004, respectively.

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

The following tables provide reconciliation from net income to EBITDA pursuant to the Notes.

	Quarter ended September 30, 2005	Quarter Ended September 30, 2004
		(restated)
Net loss	$(11,287)	$(9,785)
Interest Expense	12,288	10,974
Income Tax Benefit	(27)	(56)
Depreciation and amortization	13,763	14,943
Non-cash impairment charges	741	702

EBITDA pursuant to Notes	$15,478	$16,778
Consolidated Leverage Ratio for Muzak Holdings LLC (pursuant to the Notes)	7.29x	6.37x
Consolidated Leverage Ratio for Muzak LLC (pursuant to the Notes)	6.90x	6.01x

	Nine Months ended September 30, 2005	Nine Months Ended September 30, 2004
		(restated)
Net loss	$(39,009)	$(30,017)
Interest Expense	35,824	32,920
Income Tax Benefit	(95)	(130)
Depreciation and amortization	41,803	45,534
Non-cash loss on extinguishment from debt	2,735	698
Non-cash impairment charges	1,470	1,809

EBITDA pursuant to Notes	$42,728	$50,814

MUZAK HOLDINGS LLC

Non-Cash impairment charges reflect the write-off of capitalized installation labor upon client contract terminations and a charge related to hurricane Katrina. Approximately $0.7 million of the 2004 charge relates to periods prior to 2004. During 2004, the Company revised its methodology for the capitalization of labor associated with the installation of equipment at subscriber locations as well as for the impairment of capitalized installation labor.

Our principal sources of funds have historically been cash generated from operations and borrowings under revolving portion of the senior credit facility, which was fully repaid and terminated in April 2005. Cash was primarily used during the first nine months of 2005 to make investments in new client locations and to make interest payments on our indebtedness. Cash flows provided by operations were $13.5 million and $18.9 million, cash flows used in investing activities were $27.3 million and $28.0 million, and cash flows provided by financing activities were $28.7 million and $8.0 million in the nine months ended September 30, 2005 and 2004, respectively.

Working capital (including the change in book overdraft) was a net use of $1.0 million in the nine months ended September 30, 2005 as compared to a net use of $3.4 million in 2004. Accounts receivable balances resulted in a source of $2.0 million in the first nine months of 2005 as compared to a use of $1.8 million in the first nine months of 2004. However, during the first nine months of 2005, the Company made incremental payments covering the period July 1, 2004- December 31, 2004 under its new BMI agreement of approximately $1.6 million. Also, during the first quarter of 2005, the Company made $3.0 million of payments to BMI for the first and second quarters licensing royalties. In addition, the Company made a payment to ASCAP for settlement of all claims for open audit periods prior to January 1, 2005, and as a result, ASCAP no longer has the right to audit royalty payments made by the Company prior to January 1, 2005.

The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the nine months ended September 30, 2005, our total initial investment in new client locations was $31.7 million, which was comprised of equipment and installation costs attributable to new client locations of $22.1 million and $9.6 million in subscriber acquisition costs (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The subscriber acquisition costs are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term.

We also invested $2.4 million in system upgrades, furniture and fixtures, and computers to be used at our headquarters. Approximately $0.7 million of this investment related to the purchase of furniture and computers for the consolidation of the administrative function and certain aspects of operations at the home office. Our investment to replenish the equipment exchange pool relating to our drive-thru systems client locations was $2.8 million during the nine months ended September 30, 2005.

Our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest and principal payments on our indebtedness. The following table summarizes contractual obligations and commitments as of September 30, 2005 (in thousands).

	Payments due by Period
	Remaining 3 months 2005	2006	2007	2008	2009	After 2009	Total
Long-term debt	$288	$1,160	$1,168	$102,506	$335,144	$25,607	$465,873
Interest	13,365	45,828	45,727	39,276	14,474	2,065	160,735
Capital lease obligations	733	1,881	1,157	223	3	—	3,997
Operating leases	2,282	8,629	8,247	7,709	7,368	34,569	68,804
Unconditional purchase obligations	1,930	6,336	6,169	6,102	509	—	21,046

Total Contractual Cash Obligations	$18,598	$63,834	$62,468	$155,816	$357,498	$62,241	$720,455

We currently expect that our primary source of funds will be cash flows from operations and current cash balances representing the remaining net proceeds from our New Senior Credit Facility. As of April 15, 2005, we had outstanding debt of $80.1 million (including letters of credit of $2.6 million) under our $90.0 million then existing Senior Credit Facility. On April 15, 2005, the Company refinanced its then existing Senior Credit Facility with a $105.0 million term loan. A portion of the proceeds was used to repay the existing outstanding term and revolving loans and associated interest and to collateralize

MUZAK HOLDINGS LLC

outstanding letters of credit under the then existing Senior Credit facility, and to pay related fees and expenses. The Company’s cash balance, including restricted cash of $1.9 million was approximately $23.1 million as of November 9, 2005.

On June 24, 2005, the Company implemented a revised business plan in order to achieve more moderate growth levels, thereby reducing the number of annual new client location additions. While there can be no assurance, the Company expects that the associated decrease in capital investments under the revised business plan will contribute towards the Company’s goal of generating free cash flow after debt service obligations. The Company is currently evaluating its purchase commitment for receivers and the potential need for discussions with its supplier, in light of the revised business. The Company does not believe it will record a loss with respect to the purchase commitment. In addition, the revised business plan provides a platform to accelerate current and future process improvement initiatives. Although the Company believes that it will generate positive cash flows from operations in fiscal 2005, it expects that a portion of the excess cash resulting from the financing transaction described above will be required to fund its growth in new client locations and debt service for the remainder of 2005. As a result of the implementation of the revised business plan, the Company believes that cash flows provided by operations and cash balances will be sufficient to fund investments in new client locations and debt service in 2006 and 2007.

We expect our investments in new client locations will be approximately $42.3 million, investments in system upgrades, furniture and fixtures, and computers will be approximately $3.2 million, and our investment to replenish the equipment exchange pool relating to our drive-thru systems client locations will be approximately $3.7 million for the year ended December 31, 2005.

Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control. Our future performance will also be impacted by severance payments relating to the revised business plan. In addition, our future performance will be impacted by our agreement with FTI Palladium Partners, a division of FTI Consulting, Inc. Given that the Company no longer has a revolving credit facility, if it required cash in excess of amounts on hand, it may be required, among other things, to incur additional indebtedness, enter into other financing transactions, defer business opportunities, reduce its expenses, or sell assets. The Company’s ability to incur additional indebtedness could be impacted by certain incurrence tests set forth in our indenture that limit additional indebtedness and its credit ratings assigned by Standard & Poor’s rating Services and Moody’s Investors Service, which has recently been updated. The Company’s Corporate Credit Rating and Senior Implied Rating from Standard & Poor’s Rating Service and Moody’s Investors Service is CCC+ with a negative outlook and Caa1 with a negative outlook, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the quarter and nine months ended September 30, 2005, the Company experienced changes in market risk that affect the quantitative and qualitative disclosures presented in the 10-K for the year ended December 31, 2004 due to changes in the fair market value of the Company’s indebtedness. The Company believes it has adequate liquidity to fund its revised business plan for the foreseeable future. However, if the Company required cash in excess of amounts on hand, its ability to incur additional indebtedness could be impacted by the fair market value of its existing indebtedness. Although a majority of the Company’s indebtedness bears interest at fixed rates, the Company refinanced its then existing Senior Credit Facility with a $105.0 million term loan in April 2005. The Company’s exposure to market risk for changes in interest rates is limited to our New Senior Credit Facility. The interest rate exposure for the variable rate debt obligations is currently indexed to LIBOR of one, two, or three months as selected by us, or the Alternate Base Rate as defined. In addition, there have been significant changes to the fair value of the Company’s fixed rate indebtedness in the nine months ended September 30, 2005.

The table below provides information about our debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates are based on implied LIBOR in the yield curve at the reporting date. The principal cash flows are in thousands.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value Nine Months ended September 30, 2005
								Low	High
Debt:
Fixed rate ($US)	$26	$110	$118	$131	$335,144	$25,607	$361,136	$173,076	$318,047
Average interest rate	10.2%	10.2%	10.2%	10.2%	12.2%	10.0%
Variable rate ($US)	$263	$1,050	$1,050	$102,375	$—	$—	$104,738	$104,738	$104,738
Average interest rate	9.3%	9.7%	10.1%	10.2%	—%	—%

MUZAK HOLDINGS LLC

Item 4. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“Disclosure Controls”), and its internal controls and procedures for financial reporting (“Internal Controls”) as of September 30, 2005. This evaluation was done under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our Disclosure Controls and Internal Controls.

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

The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls or its Internal Controls will prevent all errors and all fraud. Control systems, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include factors such as judgments in decision-making that can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by individual acts, by collusion of others, or by override by management. The design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Accordingly, because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

As reported in our Annual Report on Form 10-K for the year ended December 31, 2004, management determined that a material weakness existed in our internal control over financial reporting as of December 31, 2004 due to the discovery of errors in our previously filed financial statements. The errors resulted from revenue and accounts receivable cut-off procedures as well as the need to revise the classification of certain redeemable Class A units as mezzanine equity as opposed to permanent equity. In response to the identified weakness, during the nine months ended September 30, 2005, we have taken steps to strengthen our internal controls over financial reporting. Among the procedures implemented, are new control procedures which provide for formal reconciliation and review procedures surrounding all financial statement accounts on a monthly basis. Such reconciliations are required to be reviewed and approved by a manager in our accounting department. Additionally, we are reviewing all work orders completed by the end of the period and recording all completed but unbilled equipment revenues to ensure proper cut-off. We believe that our accounting personnel are adequately trained and that we have appropriate staffing levels.

In preparation for compliance with Sarbanes Oxley Section 404 by December 31, 2007, the Company is planning to review all procedures, the related controls surrounding those procedures, and implementing changes where necessary to improve upon existing controls.

Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures, as defined, are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and

MUZAK HOLDINGS LLC

reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company is currently recruiting a candidate to serve as its financial reporting manager, a role previously filled by the Company’s recently departed Treasurer. Candidates are being actively screened and interviewed, and the Company believes that a candidate will be in-place before year end.

Except as noted above, there are no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

ITEM 5.	Legal Proceedings.

Legal proceedings are discussed in Note 12 “Commitments and Contingencies” to the notes to the Condensed Consolidated Financial Statements.

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

MUZAK HOLDINGS LLC MUZAK HOLDINGS FINANCE CORP.

	By:	/S/ GREG RAYBURN
Date: November 14, 2005		Greg Rayburn Chief Executive Officer (Principal Executive Officer)

	By:	/s/ STEPHEN P. VILLA
Date: November 14, 2005		Stephen P. Villa Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)