Form 10-Q
period 2007-09-30
MUZAK HOLDINGS FINANCE CORP; MUZAK HOLDINGS LLC
filed 2007-11-14
CIK 1085319, 1085320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one):

Large accelerated filer  ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Muzak Holdings Finance Corp. and Muzak Finance Corp. meet the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2007	December 31, 2006 (1)
ASSETS
Current assets:
Cash	$22,631	$19,032
Restricted cash	869	799
Accounts receivable, net of allowances of $1,538 and $2,202	22,924	23,761
Inventories	9,083	13,001
Prepaid expenses and other assets	6,287	4,592

Total current assets	61,794	61,185
Restricted cash	982	982
Property and equipment, net	75,365	82,768
Goodwill	140,805	140,805
Intangible assets, net	55,749	65,966
Deferred subscriber acquisition costs, net	28,646	34,154
Deferred charges and other assets, net	4,285	5,882

Total assets	$367,626	$391,742

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$4,440	$4,730
Accrued expenses (see Note 4)	25,263	25,186
Current maturities of long term debt	1,188	1,178
Current portion of other liabilities	3,689	2,874
Advance billings	1,372	1,128

Total current liabilities	35,952	35,096
Long-term debt, net of current portion	462,081	462,821
Other liabilities, net of current portion	9,639	9,930
Commitments and contingencies
Redeemable preferred units	252,238	221,320
Redeemable purchased Class A units	7,788	7,788
Members’ deficit:
Class A units	—	—
Accumulated deficit	(400,072)	(345,213)

Total members’ deficit	(400,072)	(345,213)

Total liabilities and members’ deficit	$367,626	$391,742

(1)	The year end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net Revenues:
Music and other business services	$46,955	$47,743	$142,587	$142,407
Equipment and related services	15,109	15,218	44,611	41,496

	62,064	62,961	187,198	183,903
Cost of revenues:
Music and other business services (excluding $7,927, $8,656, $24,150 and $26,480 of depreciation and amortization expense).	11,589	11,749	34,204	34,069
Equipment and related services	14,390	14,928	42,474	42,587

	25,979	26,677	76,678	76,656

	36,085	36,284	110,520	107,247

Selling, general and administrative expenses	20,143	21,698	61,576	62,909
Depreciation and amortization expense	11,977	12,679	36,344	38,572

Income from operations	3,965	1,907	12,600	5,766
Other income (expense):
Interest expense	(12,457)	(12,688)	(37,575)	(37,715)
Other, net	321	270	728	784

Loss before income taxes	(8,171)	(10,511)	(24,247)	(31,165)
Income tax benefit	(99)	(78)	(306)	(242)

Net loss	(8,072)	(10,433)	(23,941)	(30,923)
Preferred return on redeemable preferred units	(10,837)	(9,176)	(30,918)	(26,180)

Net loss attributable to common unit holders	$(18,909)	$(19,609)	$(54,859)	$(57,103)

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,941)	$(30,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain (loss) on disposal of fixed assets	164	(55)
Impairment of capitalized labor	1,089	1,336
Deferred income tax benefit	(328)	(333)
ERP System Impairment	—	1,954
Depreciation and amortization	36,344	38,572
Amortization of senior discount, senior notes, and deferred financing fees	2,224	2,215
Amortization of deferred subscriber acquisition costs	11,536	12,268
Deferred subscriber acquisition costs	(5,865)	(6,763)
Change in unearned installment income	713	1,165
Change in certain assets and liabilities
Accounts receivable	837	1,202
Inventory	3,918	790
Accounts payable	(290)	(49)
Accrued expenses	77	2,838
Advance billings	244	1,093
Other, net	(2,491)	386

Net cash provided by operating activities	24,231	25,696

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property and equipment	(17,262)	(21,477)
Capital expenditures for intangibles	(41)	(57)
Proceeds from sale of fixed assets	145	132

Net cash used in investing activities	(17,158)	(21,402)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash used to collateralize letters of credit	(70)	(55)
Repayment of term loan	(787)	(787)
Payment of financing fees	(517)	—
Repayments of capital lease obligations and other debt	(2,100)	(1,532)

Net cash used in financing activities	(3,474)	(2,374)

NET INCREASE IN CASH	3,599	1,920
CASH, BEGINNING OF PERIOD	19,032	16,014

CASH, END OF PERIOD	$22,631	$17,934

Supplemental information:
Capital lease obligations incurred	$2,793	$1,113
Interest paid	33,597	33,446

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

MEMBERS’ DEFICIT

(Unaudited)

(In thousands, except for units)

	Class A		Class B		Accumulated Deficit	Total Members’ Deficit
	Units	Dollars	Units	Dollars
Balances, December 31, 2006	125,164	$—	11,817	$—	$(345,213)	$(345,213)
Net loss (1)					(23,941)	(23,941)
Preferred return on preferred units					(30,918)	(30,918)

Balances, September 30, 2007	125,164	$—	11,817	$—	$(400,072)	$(400,072)

(1)	Comprehensive loss equals net loss

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Overview

Organization—Muzak Holdings LLC (and its subsidiaries (the “Company”)), previously known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of the state of Delaware. The Company provides business music programming to clients through its integrated nationwide network of owned operations and franchises. All of the operating activities are conducted through the Company’s subsidiaries.

As of September 30, 2007, ABRY Partners, LLC and its respective affiliates, collectively own 64.2% of the beneficial interests in the Company’s voting interests.

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its subsidiaries: Muzak LLC, Muzak Capital Corporation, Muzak Holdings Finance Corporation, Muzak Finance Corporation, Business Sound Inc., Electro Systems Corporation, BI Acquisition LLC, MLP Environmental Music LLC, Audio Environments Inc., Background Music Broadcasters Inc., Telephone Audio Productions Inc., Vortex Sound Communications Company Inc., Music Incorporated, and Muzak Houston, Inc. All significant intercompany items have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Muzak Holdings LLC Annual Report on Form 10-K for the year ended December 31, 2006. On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The adoption of this FASB had no impact on the Company.

The financial statements as of September 30, 2007 and the financial statements for the three months and nine months ended September 30, 2007 and 2006 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary to state fairly the financial information included herein. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

On April 12, 2007, the Company announced that it is contemplating a future consolidation or combination with DMX, Inc. This combination would be contingent on a sale of the combined entity to an as yet unidentified third party buyer following clearance by federal regulators. Accordingly, the parties have submitted a Hart-Scott-Rodino filing seeking clearance for such a transaction. In the interim, Muzak and DMX will remain independent companies and continue to compete and to provide, without disruption, the highest-quality products and services to their respective clients. In connection with the aforementioned proposed transaction the Company has incurred costs of $2.6 million which are included in selling, general and administrative expenses. On May 23, 2007, the Company received a request for additional information and documents, (commonly referred to as a “second request”), in connection with the Department of Justice’s review of the Company’s proposed combination with DMX. The Company is currently in the process of fulfilling such request. While a substantial amount of data has been provided to the Department of Justice, we cannot state with certainty when the Department’s review will be completed and to the ultimate outcome.

Liquidity—On March 16, 2007, the Company amended the New Senior Credit Facility, by extending the maturity from April 2008 to January 2009 and reducing the applicable margin by 1.0%. The Company believes that its cash flow from operations, combined with its cash balance on hand will be sufficient to fund its growth in new client locations and debt service for at least the next 12 months. Given that the Company no longer has a revolving credit facility, if it requires cash in excess of amounts on hand, it may be required, among other things, to incur additional indebtedness, enter into other financing transactions, defer business opportunities, reduce its expenses, or sell assets. Our substantial indebtedness, including significant principle maturities due in 2009, could prove to be difficult to refinance or restructure at favorable terms or at all.

2. Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life (years)	September 30, 2007	December 31, 2006
Equipment provided to subscribers	5	$214,328	$206,600
Capitalized installation labor	5	47,894	54,260
Equipment	4-7	49,059	45,800
Other	3-30	24,122	22,096

		335,403	328,756
Less accumulated depreciation		(260,038)	(245,988)

		$75,365	$82,768

Included in equipment and other at September 30, 2007 and December 31, 2006 is $22.8 million and $19.3 million, respectively, of equipment under capital leases. Accumulated depreciation associated with the equipment under capital leases is $17.5 million and $16.3 million at September 30, 2007 and December 31, 2006, respectively. Depreciation of property and equipment was $8.6 million and $9.3 million for the quarters ended September 30, 2007 and 2006, respectively and $26.1 million and $28.3 million for the nine months ended September 30, 2007 and 2006, respectively.

3. Intangible Assets

Unamortized intangible assets consist of the following (in thousands):

	September 30, 2007 Carrying Amount	December 31, 2006 Carrying Amount
Goodwill	$140,805	$140,805

Amortized intangible assets consist of the following (in thousands):

	Useful Life (years)	September 30, 2007		December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Income producing contracts	12	$153,900	$(107,535)	$153,900	$(97,916)
License agreements	20	5,102	(2,163)	5,102	(1,970)
Trademarks	5	15,402	(15,263)	15,361	(15,223)
Non-compete agreements	3-5	275	(275)	275	(275)
Other	20	10,831	(4,525)	10,831	(4,119)

		$185,510	$(129,761)	$185,469	$(119,503)

Aggregate amortization expense was $3.4 million for each of the quarters ended September 30, 2007 and 2006, respectively and $10.3 million for each of the nine months ended September 30, 2007 and 2006, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

Fiscal year ending
2007 (remaining three months)	$3,419
2008	13,672
2009	13,661
2010	12,965
2011	5,604

4. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	September 30, 2007	December 31, 2006
Accrued interest	$10,520	$8,768
Accrued compensation and benefits	3,266	4,024
Amounts payable to franchisees	3,512	3,242
Sales, property and income taxes payable	1,870	3,105
Licensing royalties	2,173	2,204
Merger Expenses	984	—
Other	2,938	3,843

	$25,263	$25,186

5. Debt

Debt obligations consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Long term debt:
Term Loan – Senior credit facility	$102,638	$103,425
Senior notes	219,669	219,506
Senior subordinated notes	115,000	115,000
Senior discount notes	24,245	24,245
Other	1,717	1,823

Total debt obligations	463,269	463,999
Less current maturities	(1,188)	(1,178)

	$462,081	$462,821

April 2005 Term Loan Facility

On April 15, 2005, the Company refinanced its then existing Senior Credit Facility with a new $105.0 million senior secured term loan facility (“New Senior Credit Facility”). A portion of the proceeds was used to repay the then existing outstanding term and revolving loans and accrued interest, to provide collateral for outstanding letters of credit under the then existing Senior Credit Facility, and to pay fees and expenses. The then existing Senior Credit Facility has been terminated. On March 16, 2007, the Company amended the New Senior Credit Facility, by extending the maturity from April 2008 to January 2009 and reducing the applicable margin by 1.0%. The amendment also includes a provision for a prepayment penalty of 1.0% if certain events occur prior to the one year anniversary of the amendment. The Company incurred fees associated with this amendment of $0.5 million.

The New Senior Credit Facility is payable in quarterly installments of 0.25% of the original outstanding balance ($105.0 million) beginning September 2005 until final maturity on January 19, 2009. The New Senior Credit facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by a first priority security interest in (i) substantially all of the Company’s tangible and intangible assets and (ii) the capital stock of the Company’s subsidiaries. The non-guarantor subsidiary is minor (as defined by Rule 3-10 of Regulation S-X) and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements. The New Senior Credit Facility contains a senior secured leverage ratio (the ratio of Senior Secured Debt as of such date of determination to Consolidated EBITDA on a last twelve months (LTM) basis) and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. Management believes that the Company was in compliance with these covenants as of September 30, 2007.

Prior to being amended on March 16, 2007, indebtedness under the term loan bears interest at a per annum rate equal to the Company’s choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin of 3.75% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two or three months, as selected by the Company, plus a margin of 4.75%. On March 16, 2007, the applicable margin was reduced by 1.0% with an amendment to the term loan facility. As of September 30, 2007, the interest rate on the term loan was 9.11%.

Senior Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $220.0 million in principal amount of 10% Senior Notes which mature on February 15, 2009. Interest is payable semi-annually, in arrears, on May 15 and November 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance Corp. and are subordinate to existing and future secured debt and are senior to Muzak LLC’s existing Senior Subordinated Notes. The Senior Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 10). The indenture governing the Senior Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After February 15, 2007, the issuers may redeem all or part of the Senior Notes at a redemption price equal to 102.5% of the principal which redemption price declines to 100% of the principal amount in 2008.

Senior Subordinated Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of the Muzak LLC and Muzak Finance Corp and are subordinated in right of payment to all existing and future Senior Indebtedness of Muzak LLC and Muzak Finance Corp. The indenture governing the Senior Subordinated Notes prohibits Muzak LLC from making certain payments such as dividends and distributions of its capital stock; repurchases or redemptions of its capital stock, and investments (other than permitted investments) unless certain conditions are met by Muzak LLC. As of March 15, 2007, the issuers may redeem all or part of the Notes at a redemption price equal to 100% of the principal.

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

Other Debt

Muzak LLC assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, aggregating $1.6 million, bear interest at 9.9% and mature in November 2016. Effective October 2006, the Company is required to make monthly principal and interest payments until maturity.

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2007 (remaining three months)	$296
2008	1,193
2009	436,482
2010	24,418
2011	191
Thereafter	1,020

The Annual maturities schedule includes the principal amount of the Senior Notes. Substantially all of the 2009 maturities will occur in the first quarter.

Total interest paid by the Company on all indebtedness was $9.8 million and $10.1 million for the quarters ended September 30, 2007 and 2006, respectively and $33.6 million and $33.4 million for the nine months ended September 30, 2007 and 2006, respectively.

6. Redeemable Preferred Units

The Company was in violation of unit coverage ratio, leverage ratio, and annualized operating cash flow under the Securities Purchase Agreement as of September 30, 2007. The Company has been in default of the unit coverage ratio since June 2003, of leverage ratio since December 31, 2003, and of annualized operating cash flow since June 2004. As a result of the defaults, the preferred units accrue at a preferential return of 17% per annum as long as the default is continuing. The Company is projecting to be out of compliance with the unit coverage ratio (the ratio of consolidated operating cash flow to the sum of consolidated interest expense plus the aggregate Series A preferred return, as more specifically defined in the Securities Purchase Agreement) and leverage ratio for the foreseeable future. As a result of non-compliance with unit coverage ratio and leverage ratio for four consecutive quarters (a Class B and Class A default under the Securities Purchase Agreement, respectively), two of the three preferred unit holders were each entitled to be designated as either a Class B or

Class A Director, although neither party has elected to so designate a Class B or Class A Director pursuant to their rights under the Securities Purchase Agreement. As such, the number of Class B Directors and Class A Directors remains unaffected by these defaults. Compliance with either one of the leverage or unit coverage ratios and not the other still entitles the same two preferred unit holders to designate a director as provided in the Securities Purchase Agreement until such time as the Company complies with the applicable ratio. The foregoing defaults do not result in a cross default under the New Senior Credit Facility or the indentures governing the Senior Notes, the Senior Subordinated Notes, and the Senior Discount Notes.

7. Restructuring Charges

During January 2006, we reorganized our field management structure, including our Operations, Sales and Customer Service departments. This move was designed to improve our technician productivity and increase our responsiveness to our customer’s needs and requests. As part of this reorganization, the Senior Vice President of Customer Service and the Executive Vice President of Sales, Product and Marketing resigned. The Company created seven Regional Vice President positions that will be directly responsible for the operations, sales and customer service responsibilities of their respective regions. We recorded a restructuring charge of $0.3 million in the first quarter of 2006, for severance and related costs.

In June 2005, the Company implemented a revised business plan which entailed streamlining the size of its sales force in order to achieve more moderate growth. This revised business plan seeks to reduce the number of annual new client location additions. This revised plan has contributed to our ability to generate modest positive free cash flow. While there can be no assurances, we expect that the associated decrease in capital investments under the revised business plan will continue to contribute towards our goal of generating free cash flow after debt service obligations.

Following is a summary of the accrued liability for the restructuring charges (in thousands):

	Employee Severance	Lease Impairment Costs	Total
Accrued liability as of December 31, 2006	$—	$500	$500
Lease termination	—	(278)	(278)
Cash payments	—	(103)	(103)

Accrued liability as of September 30, 2007	$—	$119	$119

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

The Company will pay the charges relating to field office leases over the remaining terms of the leases principally through December 2011.

8. Muzak Holdings Finance Corp. and Muzak Finance Corp.

Muzak Holdings Finance Corp. and Muzak Finance Corp. had no operating activities during the quarters and nine months ended September 30, 2007 and 2006.

9. Commitments and Contingencies

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

Litigation

Muzak and the Company were co-defendants in a lawsuit filed in the U.S. District Court, Northern District of Illinois, Eastern Division, by Sound of Music, Ltd., a former franchisee of Muzak. Sound of Music, Ltd. asserted claims against Muzak and the Company for violation of Federal securities laws, breach of contract and common law fraud. The case arose as a result of Sound of Music, Ltd.’s sale of substantially all of its MUZAK® related assets to Muzak and the Company in 2001. The parties executed a definitive settlement of this matter in June 2007 and the action was dismissed, with prejudice, by the Court on June 22, 2007. The settlement has no material adverse effect on our consolidated financial condition or results of operations.

Muzak has been named, along with Panasonic Corporation of North America and HM Electronics, Inc., in a patent infringement action filed by Alan Silver on June 4, 2007, in the United States District Court for the Southern District of Florida. The case caption is Silver v. Panasonic Corp. of North America, HM Electronics, Inc. and Muzak, LLC, Civil Action No. 07-60772 (S.D. Fl.). In the lawsuit, Mr. Silver claims to be the owner of U.S. Patent No. 4,882,745 (“the ‘745 patent”), which is entitled “Cordless Headset Telephone.” Mr. Silver alleges that Panasonic and HM Electronics have manufactured and sold cordless headset systems that infringe upon the ‘745 patent. Mr. Silver also alleges that Muzak, as a distributor of the accused products from Panasonic and HM Electronics, has infringed the ‘745 patent. Mr. Silver asks for monetary damages from all of the defendants to the lawsuit, including Muzak, in an amount to compensate for the alleged patent infringement, but in no event less than a reasonable royalty on each of the accused products. In addition, Mr. Silver requests that the Court award him his reasonable attorney fees, costs, and interest on any damages award and allow him to try his claims before a jury. On October 15, 2007, Muzak filed an answer to Mr. Silver’s complaint, in which Muzak denied liability to Mr. Silver for the allegations contained in the complaint and set forth several affirmative defenses to Mr. Silver’s claims.

We are the subject of, or a party to, various other proceedings in the ordinary course of our business. Management believes that such proceedings are routine in nature and incidental to the conduct of our business, and that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on our consolidated financial condition or results of operations.

Other Commitments

As of September 30, 2007, the Company has approximately $9.7 million in outstanding capital expenditure commitments covering a five-year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

10.	Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the quarters ended September 30, 2007 and 2006 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Notes and Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Notes and Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Notes and Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes. The subsidiary that does not guarantee the Senior Notes and Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

Condensed Consolidating Balance sheets as of September 30, 2007

(unaudited)(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$22,631	$—	$—	$—	$22,631
Restricted Cash	—	869	—	—	—	869
Accounts receivable, net	—	22,360	—	564	—	22,924
Inventories	—	9,083	—	—	—	9,083
Prepaid expenses and other assets	—	6,287	—	—	—	6,287

Total current assets	—	61,230	—	564	—	61,794
Restricted Cash	—	982	—	—	—	982
Property and equipment, net	—	75,365	—	—	—	75,365
Intangible assets, net	—	178,294	—	18,260	—	196,554
Deposits and other assets, net	155	32,772	2,240	4	(2,240)	32,931
Advances in/due from subsidiary	—	9,455	—	5,572	(15,027)	—
Investment in Subsidiary	(106,368)	20,721	—	—	85,647	—

Total assets	$(106,213)	$378,819	$2,240	$24,400	$68,380	$367,626

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$4,312	$—	$128	$—	$4,440
Accrued expenses (see Note 4)	133	23,669	8,723	1,461	(8,723)	25,263
Current maturities of long term debt	—	1,069	—	119	—	1,188
Current portion of other liabilities	—	3,689	—	—	—	3,689
Advance billings	—	1,372	—	—	—	1,372

Total current liabilities	133	34,111	8,723	1,708	(8,723)	35,952
Long-term debt, net of current portion	24,245	436,307	334,668	1,529	(334,668)	462,081
Other liabilities, net of current portion	—	9,197	—	442	—	9,639
Advances in/due from subsidiary	9,455	5,572	89,068	—	(104,095)	—
Redeemable Preferred Stock	252,238	—	—	—	—	252,238
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficit/Shareholder equity	(400,072)	(106,368)	(430,219)	20,721	515,866	(400,072)

Total liabilities and members’ deficit	$(106,213)	$378,819	$2,240	$24,400	$68,380	$367,626

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2007

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$45,988	$—	$967	$—	$46,955
Equipment and related services	—	15,109	—	—	—	15,109

	—	61,097	—	967	—	62,064
Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	11,265	—	324	—	11,589
Equipment and related services	—	14,390	—	—	—	14,390

	—	25,655	—	324	—	25,979

Selling, general & administrative	—	19,974	—	169	—	20,143
Management fee	—	(193)	—	193	—	—
Depreciation & amortization expense	—	11,619	—	358	—	11,977

Income (Loss) from Operations	—	4,042	—	(77)	—	3,965
Other income (expense)
Interest expense	(815)	(11,596)	(8,812)	(46)	8,812	(12,457)
Other, net	—	322	—	(1)	—	321
Equity in earnings of subsidiaries**	(7,257)	(25)	—	—	7,282	—

Loss before income taxes	(8,072)	(7,257)	(8,812)	(124)	16,094	(8,171)
Income tax benefit	—	—	—	(99)	—	(99)

Net loss	$(8,072)	$(7,257)	$(8,812)	$(25)	$16,094	$(8,072)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2007

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$139,612	$—	$2,975	$—	$142,587
Equipment and related services	—	44,611	—	—	—	44,611

	—	184,223	—	2,975	—	187,198
Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	33,204	—	1,000	—	34,204
Equipment and related services	—	42,474	—	—	—	42,474

	—	75,678	—	1,000	—	76,678

Selling, general & administrative	—	61,054	—	522	—	61,576
Management fee	—	(595)	—	595	—	—
Depreciation & amortization expense	—	35,216	—	1,128	—	36,344

Income (Loss) from Operations	—	12,870	—	(270)	—	12,600
Other income (expense)
Interest expense	(2,445)	(35,012)	(26,428)	(118)	26,428	(37,575)
Other, net	—	733	—	(5)	—	728
Equity in earnings of subsidiaries**	(21,496)	(87)	—	—	21,583	—

Loss before income taxes	(23,941)	(21,496)	(26,428)	(393)	48,011	(24,247)
Income tax benefit	—	—	—	(306)	—	(306)

Net loss	$(23,941)	$(21,496)	$(26,428)	$(87)	$48,011	$(23,941)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2007

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities	$(80)	$23,842	$—	$469	$—	$24,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	145	—	—	—	145
Capital expenditures (for property, plant & equipment and intangibles)	—	(17,303)	—	—	—	(17,303)

Net cash used in investing activities	—	(17,158)	—	—	—	(17,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to collateralize letters of credit	—	(70)	—	—	—	(70)
Repayment of term loan	—	(787)	—	—	—	(787)
Repayment of capital lease obligations and other debt	—	(1,972)	—	(128)	—	(2,100)
Payment of financing fees	—	(517)	—	—	—	(517)
Advances to/from subsidiaries	80	261	—	(341)	—	—

Net cash provided by/(used in) financing activities	80	(3,085)	—	(469)	—	(3,474)

NET INCREASE IN CASH	—	3,599	—	—	—	3,599
CASH, BEGINNING OF PERIOD	—	19,032	—	—	—	19,032

CASH, END OF PERIOD	$—	$22,631	$—	$—	$—	$22,631

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

Condensed Consolidating Balance sheets as of December 31, 2006

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$19,032	$—	$—	$—	$19,032
Restricted cash	—	799	—	—	—	799
Accounts receivable, net	—	23,197	—	564	—	23,761
Inventories	—	13,001	—	—	—	13,001
Prepaid expenses and other assets	—	4,592	—	—	—	4,592

Total current assets	—	60,621	—	564	—	61,185
Restricted cash	—	982	—	—	—	982
Property and equipment, net	—	82,768	—	—	—	82,768
Intangible assets, net	—	187,382	—	19,389	—	206,771
Deferred charges and other assets, net	236	39,792	3,489	8	(3,489)	40,036
Advances in/due from subsidiaries	—	6,305	—	4,867	(11,172)	—
Investment in subsidiary	(84,872)	20,807	—	—	64,065	—

Total assets	$(84,636)	$398,657	$3,489	$24,828	$49,404	$391,742

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	$—	$4,540	$—	$190	$—	$4,730
Accrued expenses	919	22,969	6,062	1,298	(6,062)	25,186
Current portion of other liabilities	—	2,874	—	—	—	2,874
Current maturities of long term debt	—	1,059	—	119	—	1,178
Advance billings	—	1,128	—	—	—	1,128

Total current liabilities	919	32,570	6,062	1,607	(6,062)	35,096
Long-term debt	24,245	436,949	334,506	1,627	(334,506)	462,821
Other liabilities	—	9,143	—	787	—	9,930
Advances in/due from subsidiaries	6,305	4,867	66,712	—	(77,884)	—
Redeemable Preferred units	221,320	—	—	—	—	221,320
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficiency/Shareholder equity	(345,213)	(84,872)	(403,791)	20,807	467,856	(345,213)

Total liabilities and members’ deficiency	$(84,636)	$398,657	$3,489	$24,828	$49,404	$391,742

*	Also includes a non-guarantor which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X. “minor”

Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2006

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$46,672	$—	$1,071	$—	$47,743
Equipment and related services	—	15,218	—	—	—	15,218

	—	61,890	—	1,071	—	62,961
Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	11,401	—	348	—	11,749
Equipment and related services	—	14,928	—	—	—	14,928

	—	26,329	—	348	—	26,677

Selling, general & administrative	—	21,331	—	187	—	21,518
Management Fee	—	(215)	—	215	—	—
Depreciation & amortization expense	—	12,290	—	389	—	12,679

Income (Loss) from Operations	—	2,155	—	(68)	—	2,087
Other income (expense)
Interest expense	(815)	(11,776)	(8,807)	(97)	8,807	(12,688)
Other, net	—	271	—	(1)	—	270
Equity in earnings of subsidiaries**	(9,438)	(88)	—	—	9,526	—

Loss before income taxes	(10,253)	(9,438)	(8,807)	(166)	18,333	(10,331)
Income tax benefit	—	—	—	(78)	—	(78)

Net loss	$(10,253)	$(9,438)	$(8,807)	$(88)	$18,333	$(10,253)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2006

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$139,104	$—	$3,303	$—	$142,407
Equipment and related services	—	41,496	—	—	—	41,496

	—	180,600	—	3,303	—	183,903
Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	32,965	—	1,104	—	34,069
Equipment and related services	—	42,587	—	—	—	42,587

	—	75,552	—	1,104	—	76,656

Selling, general & administrative	—	62,148	—	581	—	62,729
Management Fee	—	(661)	—	661	—	—
Depreciation & amortization expense	—	37,383	—	1,189	—	38,572

Income (Loss) from Operations	—	6,178	—	(232)	—	5,946
Other income (expense)
Interest expense	(2,445)	(35,135)	(26,414)	(135)	26,414	(37,715)
Other, net	—	786	—	(2)	—	784
Equity in earnings of subsidiaries**	(28,298)	(127)	—	—	28,425	—

Loss before income taxes	(30,743)	(28,298)	(26,414)	(369)	54,839	(30,985)
Income tax benefit	—	—	—	(242)	—	(242)

Net loss	$(30,743)	$(28,298)	$(26,414)	$(127)	$54,839	$(30,743)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2006

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities	$(712)	$24,140	$—	$2,268	$—	$25,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	132	—	—	—	132
Capital expenditures (for property, plant & equipment and intangibles)	—	(21,534)	—	—	—	(21,534)

Net cash used in investing activities	—	(21,402)	—	—	—	(21,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to collateralize letters of credit	—	(55)	—	—	—	(55)
Repayment of term loan	—	(787)	—	—	—	(787)
Repayment of capital lease obligations and other debt	—	(1,451)	—	(81)	—	(1,532)
Advances to/from subsidiaries	712	1,475	—	(2,187)	—	—

Net cash used in/(provided by) financing activities	712	(818)	—	(2,268)	—	(2,374)

NET INCREASE IN CASH	—	1,920	—	—	—	1,920
CASH, BEGINNING OF PERIOD	—	16,014	—	—	—	16,014

CASH, END OF PERIOD	$—	$17,934	$—	$—	$—	$17,934

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

On October 30, 2007, the Company received $0.7 million for a receivable that had been fully reserved in the second quarter of 2005. This amount was recorded on the date of receipt and was applied towards the receivable, accrued interest and past due royalties.

On October 1, 2007, the Company announced the resignation of David Moore as Chief Technology Officer of Muzak LLC. The resignation was effective as of September 28, 2007. Muzak LLC will use current resources until a replacement has been identified.

On May 23, 2007, the Company received a request for additional information and documents, (commonly referred to as a “second request”), in connection with the Department of Justice’s review of the Company’s proposed combination with DMX. The Company is currently in the process of fulfilling such request. While a substantial amount of data has been provided to the Department of Justice, we cannot state with certainty when the Department’s review will be completed and to the ultimate outcome.

On April 12, 2007, the Company announced that it is contemplating a future consolidation or combination with DMX, Inc. This combination would be contingent on a sale of the combined entity to an as yet unidentified third party buyer following clearance by federal regulators. Accordingly, the parties have submitted a Hart-Scott-Rodino filing seeking clearance for such a transaction. In the interim, Muzak and DMX will remain independent companies and continue to compete and to provide, without disruption, the highest-quality products and services to their respective clients. In connection with the aforementioned proposed transaction the Company has incurred costs of $2.6 million which are included in selling, general and administrative expenses.

On March 16, 2007, the Company amended the New Senior Credit Facility, by extending the maturity from April 2008 to January 2009 and reducing the applicable margin by 1.0%. The amendment also includes a provision for a prepayment penalty of 1.0% if certain events occur prior to the one year anniversary of the amendment. The Company incurred fees associated with this amendment of $0.5 million in the first quarter of 2007.

Results of Operations

Set forth below are discussions of the results of operations for Muzak Holdings LLC for the quarter and nine months ended September 30, 2007 compared to the quarter and nine months ended September 30, 2006. The following discussions should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Net Revenues. Revenues were $62.1 million and $187.2 million for the quarter and nine months ended September 30, 2007, respectively, and were $63.0 million and $183.9 million for the quarter and nine months ended September 30, 2006, respectively. Music and other business services revenue decreased $0.8 million, or 1.7% in 2007 as compared to the quarter ended September 30, 2006, and increased $0.2 million or 0.1% in 2007 compared to the nine months ended September 30, 2006. The decrease in monthly recurring revenue in part reflects our strategy to grow more efficiently and generate positive cash flows while focusing on clients who recognize Muzak’s value. Cancellations were slightly higher than additions on a by location basis, contributing to the decrease in recurring revenue. For the nine months, additional services sold to existing clients offset this slight decrease in total number of client locations.

Equipment and related services revenue decreased 0.7% or $0.1 million and increased 7.5% or $3.1 million in 2007 as compared to the quarter and nine months ended September 30, 2006, respectively. The increase is primarily due to higher equipment sales, which reflects the modest shift from leasing to selling certain types of equipment, and an increase in service billings during the quarter and nine month period.

Cost of Revenues. Cost of revenues was $26.0 million and $26.7 million for the quarters ended September 30, 2007 and 2006, respectively and $76.7 million and $76.6 million for the nine months ended September 30, 2007 and 2006, respectively. Total cost of revenues as a percentage of revenues was 41.9% and 42.4% for the quarters ended September 30, 2007 and 2006, respectively and 41.0% and 41.7% for the nine months ended September 30, 2007 and 2006, respectively. Costs of music and other business services revenue as a percentage of music and other business services revenue was 24.7% and 24.6% for the quarters ended September 30, 2007 and 2006 respectively, and 24.0% and 23.9% for the nine months ended September 30, 2007 and 2006, respectively.

Costs of equipment and related services revenue as a percentage of equipment and related services revenue was 95.2% and 98.1% for the quarters ended September 30, 2007 and 2006, respectively and 95.2% and 102.6% for the nine months ended September 30, 2007 and 2006, respectively. In addition to equipment costs, these costs include salary, payroll taxes, and employee benefit related costs associated with our field install and service technicians as well as the management and centralized staff that supervises and schedule such technicians. Additionally, these costs also include the warehouse and purchasing functions and vehicle related expenses. The current quarter and nine month period results shows continued progress towards improving margin on equipment and related services. The improvement in our margin on equipment and related services is attributed to: increased demand for our equipment and related services that improve our utilization of field personnel; continued use of standard prices for equipment; and additional administrative efforts to invoice service-related calls.

Selling, general and administrative expenses. Selling, general, and administrative expenses were $20.1 million and $21.7 million for the quarters ended September 30, 2007 and 2006, respectively, and $61.6 million and $62.9 million for the nine months ended September 30, 2007 and 2006, respectively. This represents a decrease of $1.6 million, or 7.2% for the quarter ended September 30, 2007 over the 2006 period and a decrease of $1.3 million or 2.1% for the nine months ended September 30, 2007 over 2006. Amortization of deferred subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses was $3.8 million and $4.0 million for the quarters ended September 30, 2007 and 2006, respectively and $11.5 million and $12.3 million for the nine months ended September 30, 2007 and 2006, respectively. This $0.2 million and $0.8 million decrease in amortization of deferred subscriber costs is consistent with the lower installation levels experienced in the quarter and nine months ended September 30, 2007 as compared to previous periods. The remaining $0.5 million decrease in other selling, general, and administrative expenses for the nine months ended September 30, 2007 as compared to the 2006 period is associated with the following: the Company recorded $2.6 million of costs related to the proposed DMX transaction in the nine months ended September 30, 2007, which is partially offset by a $0.9 million reduction in management consulting expenses and $0.2 million reduction in rent expense for the nine months ended September 30, 2007 over the comparable 2006 period. The nine months ended September 30, 2006 also includes a $2.0 million impairment charge related to the ERP system which was discontinued in 2006.

Depreciation and amortization expenses. Depreciation and amortization was $12.0 million and $12.7 million for the quarters ended September 30, 2007 and 2006, respectively and $36.3 and $38.6 million for the nine months ended September 30, 2007 and 2006, respectively. Depreciation and amortization of $7.9 million and $24.2 million for the quarter and nine months ended September 30, 2007, respectively, and $8.7 million and $26.5 million for the quarter and nine months ended September 30, 2006, respectively, are excluded from cost of revenue. Depreciation expense decreased $0.7 million and $2.2 million in the three and nine months ended September 30, 2007 compared to 2006 due to certain subscriber investments and other fixed assets becoming fully amortized in 2006, along with the lower levels of subscriber investments as a result of lower installations. Amortization expense for the three and nine months ending September 30, 2007 and 2006 remained the same at $3.4 million and $10.3 million, respectively.

Interest expense. Interest expense decreased $0.2 million to $12.5 million for the quarter ended September 30, 2007 compared to the same 2006 period and decreased $0.1 million to $37.6 million for the nine months ended September 30, 2007 compared to the same 2006 period. The yearly decrease is due to an decrease in overall interest rates associated with our New Senior Credit facility, which until March 2007 bore interest at LIBOR plus a 4.75% margin. In March, the margin was reduced to 3.75%, which attributed to the decrease in interest expense for the quarter ended September 30, 2007 over the 2006 period. Interest income generated on the outstanding cash balance is reflected in other income. Interest income was $0.3 million and $0.3 million for quarters ending September 30, 2007 and 2006, respectively, and $0.9 million and $0.7 million for the nine months ended September 30, 2007 and 2006 respectively.

Income tax provision. Income tax benefit was $99 thousand and $78 thousand for the quarters ended September 30, 2007 and 2006, respectively, and $306 thousand and $242 thousand for the nine months ended September 30, 2007 and 2006, respectively. Although the Company is a limited liability company and is treated as a partnership for income tax purposes, the Company has several subsidiaries that are taxable corporations. The income tax benefit relates to these corporate subsidiaries.

Net Loss. The combined effect of the foregoing resulted in a net loss of $8.1 million and $23.9 million for the quarter and nine months ended September 30, 2007, respectively, compared to a net loss of $10.4 million and $30.9 million respectively for the comparable 2006 period.

Liquidity and Capital Resources

The Company evaluates the operating performance of its business using several measures, one of them being EBITDA as defined by our Senior Discount Notes, Senior Subordinated Notes, and Senior Notes indentures (defined as earnings before interest, income taxes (benefits), depreciation, and amortization plus all non-cash items reducing consolidated net income for such period except for any non-cash items that represent accruals of, or reserves for, cash disbursements to be made in any future accounting period, minus all non-cash items increasing consolidated net income for such period) (“EBITDA pursuant to the Notes”). EBITDA pursuant to the Notes is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, net income as a measure of performance, as determined in accordance with generally accepted accounting principles, known as GAAP. However, management believes that EBITDA pursuant to the Notes provides useful information because it is used to determine our ability to incur additional indebtedness. Consolidated Leverage ratios (defined as total debt, excluding non-recourse debt, less unrestricted cash divided by EBITDA pursuant to the Notes on a last quarter annualized basis) are the measure used to determine our ability to incur additional indebtedness under the indentures.

The following table provides reconciliation from net income to EBITDA pursuant to the Notes.

	Quarter Ended
	September 30, 2007	September 30, 2006
Net loss	$(8,072)	$(10,433)
Interest expense	12,458	12,688
Income tax benefit	(99)	(78)
Depreciation and amortization	11,977	12,679
Non-cash impairment charges	347	372

EBITDA pursuant to Notes	$16,611	$15,228

Consolidated Leverage Ratio for the Company	6.67 x	7.32 x
Consolidated Leverage Ratio for Muzak	6.30 x	6.92 x

	Nine months Ended
	September 30, 2007	September 30, 2006
Net loss	$(23,941)	$(30,923)
Interest expense	37,575	37,715
Income tax benefit	(306)	(242)
Depreciation and amortization	36,344	38,572
Non-cash impairment charges	1,089	1,336

EBITDA pursuant to Notes	$50,761	$46,458

Non-cash impairment charges reflect the write-off of capitalized installation labor upon client contract terminations.

The Company does not have available unused credit line therefore, our principal source of funds is cash generated from operations and our current cash balances. Cash was primarily used during the first nine months of 2007 to make investments in new client locations, fund operations, and to make interest payments on our indebtedness. Cash flows provided by operations were $24.2 million and $25.7 million, cash flows used in investing activities were $17.2 million and $21.4 million, and cash flows used in financing activities were $3.5 million and $2.4 million in the nine months ended September 30, 2007 and 2006, respectively.

Working capital was a net source of $2.3 million in the nine months ended September 30, 2007 as compared to a net source of $6.3 million in the same period for 2006. Accounts receivable and inventory balances resulted in a source of $4.8 million and $2.0 million in the nine months ended September 30, 2007 and 2006, respectively.

The majority of our capital expenditures are comprised of the initial investment for the installation of equipment for new client locations. During the nine months ended September 30, 2007, our total initial net investment in new client locations was $20.1 million, which was comprised of equipment and installation costs attributable to new client locations of $14.2 million and $5.9 million in subscriber acquisition costs (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The subscriber acquisition costs are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term. We also received installation revenue of $2.3 million relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term.

We also invested $3.1 million in system upgrades, furniture and fixtures, and computers to be used at our headquarters. Our investment to replenish the equipment exchange pool relating to our drive-thru systems client locations was $1.3 million during the nine months ended September 30, 2007.

Over the next twelve months, our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest payments on our indebtedness. The following table summarizes contractual obligations and commitments as of September 30, 2007 (in thousands).

	Payments due by Period
	Remaining 3 months 2007	2008	2009	2010	2011	After 2011	Total
Long-term debt	$296	$1,193	$436,482	$24,418	$191	$1,020	$463,600
Interest	13,431	46,034	14,849	1,705	113	248	76,380
Capital lease obligations	585	2,810	807	283	—	—	4,485
Operating leases	2,250	8,349	7,984	7,033	4,939	19,149	49,704
Unconditional purchase obligations	525	2,100	2,100	2,100	2,100	744	9,669

Total Contractual Cash Obligations	$17,087	$60,486	$462,222	$35,539	$7,343	$21,161	$603,838

We expect that our primary source of funds will be cash flows from operations and current cash balances. Total cash balance, including restricted cash of $1.7 million, was approximately $32.6 million as of November 8, 2007. The Company believes that its cash flow from operations, combined with its cash balances on hand will be sufficient to fund its growth in new client locations and debt service for at least the next twelve months.

Overall, the Company’s business plan anticipates growth in new client locations to be consistent with levels experienced over the last nine months. Given that the Company no longer has a revolving credit facility, if it requires cash in excess of amounts on hand, it may be required, among other things, to incur additional indebtedness, enter into other financing transactions, defer business opportunities, reduce its expenses, or sell assets. Our substantial indebtedness, including significant principle maturities due in 2009, could prove to be difficult to refinance or restructure at favorable terms or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period September 30, 2007, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K for the year ended December 31, 2006.

Item 4. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were effective as of September 30, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2006. The Company intends to evaluate the effectiveness of its controls over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) during 2007.

There have been no changes during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting as previous disclosed in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Except as otherwise disclosed under Note 9, entitled “Commitment and Contingencies,” of the Consolidated Financial Statements set forth in this Form 10-Q, there have been no material developments in legal proceedings involving the Company since those reported in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2006.

ITEM 1A.	Risk Factors

Risk factors which could cause actual results to differ materially from those suggested in any forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and in our annual report on Form 10-K for 2006, including those factors set forth in Part I, Item 1A of such report. There have been no material changes in the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

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

MUZAK HOLDINGS LLC MUZAK HOLDINGS FINANCE CORP.

Date: November 13, 2007	By:	/s/ STEPHEN P. VILLA
Stephen P. Villa Chief Executive Officer (Principal Executive Officer)

	By:	/s/ R. DODD HAYNES
R. Dodd Haynes Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)